Form 10-Q
period 2026-06-30
Generate Biomedicines, Inc.
filed 2026-08-06
CIK 2100782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of July 29, 2026, the registrant had 128,352,436 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to effectively use artificial intelligence (“AI”) in our drug discovery and development process, and to maintain and improve The Generate Platform;
•
the acceptance of AI in the biotechnology industry, including market acceptance of products and product candidates discovered and developed using AI;
•
our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our current operating plan;
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
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act ("EGC"); and
•
our anticipated use of our existing cash, cash equivalents and marketable securities, including the proceeds from the initial public offering.

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
•
We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate programs, product candidates (including clinical trials), investments in The Generate Platform or future commercialization efforts.
•
We are dependent on the success of our product candidates, including GB-0895, GB-4362 and GB-5267, and our ongoing and anticipated trials may not be successful.
•
Our approach to the engineering and development of our programs is unproven, and we may not be successful in our efforts to identify and develop any programs and product candidates of commercial value by leveraging The Generate Platform.
•
We are substantially dependent on the successful application of The Generate Platform to develop programs and product candidates that can be commercialized by us or our current or future collaboration partners.
•
Issues relating to our use of AI in the identification of our programs and the engineering and development of our product candidates could adversely affect our business and operating results.
•
Preclinical and clinical development is inherently lengthy and uncertain. Preclinical and clinical trials of our product candidates may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which would have a material adverse impact on The Generate Platform or our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$135,359	$121,650
Marketable securities	322,056	99,848
Restricted cash and cash equivalents (VIE)	—	339
Prepaid expenses and other current assets	12,838	12,528
Total current assets	470,253	234,365
Property and equipment, net	27,305	29,151
Operating lease right-of-use assets	55,074	59,860
Other assets	9,058	6,806
Total assets	$561,690	$330,182
Liabilities, convertible preferred stock, non-controlling interest and stockholders’ deficit
Current liabilities:
Accounts payable(1)	$5,653	$3,837
Accrued expenses and other current liabilities	25,196	42,164
Deferred revenue - current	12,168	21,194
Current portion of finance lease liabilities	3,744	4,311
Operating lease liabilities - current	9,875	10,697
Total current liabilities	56,636	82,203
Non-current liabilities:
Warrant to purchase convertible preferred stock	—	1,205
Finance lease liabilities, net of current portion	1,366	2,908
Deferred revenue - non-current	—	4,511
Operating lease liabilities - non-current	47,643	50,610
Other long term liabilities	—	116
Total liabilities	105,645	141,553
Commitments and contingencies (Note 13)
Convertible preferred stock	—	811,826
Non-controlling interest	—	(7,232)
Stockholders’ equity (deficit):
Common stock, par value $0.001; 500,000,000 and 200,456,735 shares authorized as of June 30, 2026 and December 31, 2025 respectively; 128,269,428 and 33,116,957 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	128	33
Additional paid-in capital	1,261,040	60,189
Accumulated other comprehensive (loss) income	(129)	106
Accumulated deficit	(804,994)	(676,293)
Total stockholders’ equity (deficit)	456,045	(615,965)
Total liabilities, convertible preferred stock, non-controlling interests and stockholders’ equity (deficit)	$561,690	$330,182

(1)
Includes related party amounts of $0.1 million as of June 30, 2026, and $0.2 million as of December 31, 2025. See Note 14 for details of related party amounts.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$6,314	$10,130	$13,538	$18,948
Operating expenses:
Research and development(1)	64,330	59,735	122,142	106,560
General and administrative(2)	13,598	10,545	27,122	20,692
Total operating expenses	77,928	70,280	149,264	127,252
Loss from operations	(71,614)	(60,150)	(135,726)	(108,304)
Other income (expense), net
Change in fair value of convertible preferred stock warrant liability	—	—	(363)	—
Interest expense	(155)	(307)	(337)	(675)
Interest income	4,629	3,789	7,542	8,070
Foreign currency exchange loss	(62)	(30)	(4)	(47)
Total other income (expense), net	4,412	3,452	6,838	7,348
Loss before provision for income taxes	(67,202)	(56,698)	(128,888)	(100,956)
Provision for income taxes	(53)	(44)	(81)	(100)
Net loss	(67,255)	(56,742)	(128,969)	(101,056)
Net loss attributable to non-controlling interests	—	(4,313)	(268)	(6,942)
Net loss attributable to Generate Biomedicines, Inc. stockholders	(67,255)	(52,429)	(128,701)	(94,114)
Convertible preferred stock accrued dividends	—	(11,593)	(7,749)	(23,185)
Net loss attributable to Generate Biomedicines, Inc. common stockholders	$(67,255)	$(64,022)	$(136,450)	$(117,299)
Net loss per share, basic and diluted	$(0.52)	$(1.94)	$(1.41)	$(3.57)
Weighted average common shares outstanding, basic and diluted	128,240,371	32,996,506	96,730,886	32,894,770
Other comprehensive loss:
Net loss	(67,255)	(56,742)	(128,969)	(101,056)
Unrealized loss on marketable securities	(153)	(57)	(235)	(128)
Comprehensive loss	$(67,408)	$(56,799)	$(129,204)	$(101,184)
Comprehensive loss attributable to non-controlling interest	—	(4,313)	(268)	(6,942)
Comprehensive loss attributable to Generate Biomedicines, Inc. stockholders	$(67,408)	$(52,486)	$(128,936)	$(94,242)

(1)
Includes related party amounts of $0.1 million for the six months ended June 30, 2026, and $0.1 million and $0.3 million for the three and six months ended June 30, 2025. See Note 14 for details of related party amounts.
(2)
Includes related party amounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, and $0.1 million and $0.3 million for the three and six months ended June 30, 2025. See Note 14 for details of related party amounts.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data) (unaudited)

							Accumulated
	Convertible Preferred Stock		Non-Controlling	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Interest	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2025	105,317,255	811,826	(7,232)	33,116,957	33	60,189	106	(676,293)	(615,965)
Issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	—	—	25,000,000	25	369,264	—	—	369,289
Contributions from noncontrolling interests	—	—	7,500	—	—		—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(105,317,255)	(811,826)	—	69,333,244	69	811,756	—	—	811,825
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	—	1,568	—	—	1,568
Exercise of common stock warrants	—	—	—	86,423	—	—	—	—	—
Exercise of stock options	—	—	—	655,860	1	3,216	—	—	3,217
Stock-based compensation	—	—	—	—	—	6,395	—	—	6,395
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(82)	—	(82)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	(268)	—	—	—	—	(61,446)	(61,446)
Balance at March 31, 2026	—	—	—	128,192,484	128	1,252,388	24	(737,739)	514,801
Exercise of stock options	—	—	—	76,944	—	414	—	—	414
Stock-based compensation	—	—	—	—	—	8,238	—	—	8,238
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(153)	—	(153)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	—	—	—	—	—	(67,255)	(67,255)
Balance at June 30, 2026	—	—	—	128,269,428	128	1,261,040	(129)	(804,994)	456,045

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data) (unaudited)

							Accumulated
	Convertible Preferred Stock		Non-Controlling	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Interest	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	103,460,716	$789,853	$(571)	32,691,628	$33	$38,469	$118	$(473,139)	$(434,519)
Issuance of Series C convertible preferred stock (net of issuance costs of $28)	1,856,539	21,973	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	750	—	—	—	—	—	—
Exercise of stock options	—	—	—	146,702	—	483	—	—	483
Stock-based compensation	—	—	—	—	—	4,744	—	—	4,744
Vesting of restricted stock	—	—	—	138,177	—	46	—	—	46
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(71)	—	(71)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	(2,629)	—	—	—	—	(41,685)	(41,685)
Balance at March 31, 2025	105,317,255	$811,826	$(2,450)	32,976,507	$33	$43,742	$47	$(514,824)	$(471,002)
Contributions from non-controlling interests	—	—	2,000	—	—	—	—	—	—
Exercise of stock options	—	—	—	45,701	—	154	—	—	154
Stock-based compensation	—	—	—	—	—	5,487	—	—	5,487
Vesting of restricted stock	—	—	—	—	—	—	—	—	—
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(57)	—	(57)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	(4,313)	—	—	—	—	(52,429)	(52,429)
Balance at June 30, 2025	105,317,255	$811,826	$(4,763)	33,022,208	$33	$49,383	$(10)	$(567,253)	$(517,847)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(128,969)	$(101,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and accretion on marketable securities	(533)	(1,714)
Non-cash stock-based compensation	14,633	10,231
Non-cash lease expense	4,786	2,678
Depreciation and amortization	6,497	6,736
Changes in fair value of convertible preferred stock warrant liability	363	—
Changes in operating assets and liabilities:
Accounts receivable	—	(32)
Prepaid expenses and other current assets	(310)	(3,094)
Other assets	(2,267)	3,288
Accounts payable	1,800	(151)
Operating lease liabilities	(3,789)	(111)
Other long term liabilities	(117)	(175)
Accrued expenses and other liabilities	(16,888)	419
Deferred revenue	(13,538)	(18,948)
Net cash used in operating activities	(138,332)	(101,929)
Investing activities
Purchase of marketable securities	(321,759)	(142,508)
Purchases of property and equipment	(4,714)	(905)
Proceeds from sales and maturities of marketable securities	99,850	201,877
Net cash (used in) provided by investing activities	(226,623)	58,464
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	21,972
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	369,289	—
Contributions from non-controlling interests	7,500	2,750
Proceeds from exercise of stock options	3,631	637
Payments on finance lease obligations	(2,108)	(5,062)
Net cash provided by financing activities	378,312	20,297
Net increase (decrease) in cash, cash equivalents and restricted cash	13,357	(23,168)
Cash, cash equivalents and restricted cash at beginning of period	126,036	181,831
Cash, cash equivalents and restricted cash at end of period	$139,393	$158,663
Cash and cash equivalents, end of period	135,359	154,265
Restricted cash and cash equivalents (VIE)	—	359
Long-term restricted cash	4,034	4,039
Cash, cash equivalents and restricted cash at end of period	$139,393	$158,663
Supplemental disclosure of noncash investing and financing information:
Purchase of property and equipment included in the accounts payable and accrued liabilities	$2,002	$270
Vesting of restricted stock	—	46
Reclassification of warrant liability to equity upon initial public offering	1,568	—
Conversion of convertible preferred stock to common stock	811,826	—

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

Since inception, the Company has devoted substantially all of its resources to drug discovery, the development of The Generate Platform and the advancement of its programs and product candidates, including its ongoing Phase 3 clinical trials for GB-0895 and Phase 1 clinical trials for GB-4362, for which it has activated clinical trial sites and dosed initial patients, and GB-5267, which is now recruiting and the first patient expected to be dosed in 2026, along with multiple preclinical programs in immunology and oncology. In addition to its research and development efforts, the Company has invested in establishing and protecting its intellectual property portfolio, raising capital and obtaining financing, organizing and staffing the company, and providing general and administrative support for these operations. It does not have any products approved for sale.

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

Liquidity and Capital Resources – As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $457.4 million. The Company has incurred recurring losses since its inception, including a net loss of $129.0 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $805.0 million.

As of December 31, 2025, the Company had concluded that there was substantial doubt about its ability to continue as a going concern. Upon closing of the IPO and receipt of the associated cash proceeds, the Company has alleviated the substantial doubt that previously existed, and based on the Company’s current capital resources, which consists of its cash, cash equivalents and marketable securities on hand at June 30, 2026, it expects to have sufficient cash to fund our current operating plan into the first half of 2028. The Company expects to require additional capital to support its long-term operations.

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements reflect the consolidated operations of the Company, including its wholly owned subsidiaries, Generate Biomedicines Securities Corporation, and Generate Golukibart Therapeutics, Inc. (formerly Pioneering Medicines 02, Inc. (“PMCo”)), which was until February 26, 2026, a variable interest entity of which the Company was the primary beneficiary. On February 26, 2026, the Company acquired all of the outstanding capital stock of PMCo. All intercompany accounts and transactions have been eliminated.

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

For consolidated entities with ownership interest or economic rights held by third-parties, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of common stock ownership interest retained in the respective operations by the non-controlling parties. The Company presents non-controlling interests as a component of stockholders’ equity or mezzanine equity on its consolidated balance sheets based on the redemption rights of the equity interest. The Company records the non-controlling interests’ share of loss based on the percentage of ownership interest retained by the respective non-controlling interest holders.

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

3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities (in thousands):

	As of June 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$33,700	$—	$—	$33,700
Government securities	10,440	—	(1)	10,439
	$44,140	$—	$(1)	$44,139
Marketable securities:
Government securities	$172,183	$—	$(127)	$172,056
Term deposits	150,000	—	—	150,000
	$322,183	$—	$(127)	$322,056

	As of December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$92,788	$—	$—	$92,788
	$92,788	$—	$—	$92,788
Marketable securities:
Government securities	$99,742	$106	$—	$99,848
	$99,742	$106	$—	$99,848

The Company did not record a provision for credit losses on any marketable securities for the six months ended June 30, 2026 and year ended December 31, 2025. No securities held by the Company were delinquent on contractual payments as of June 30, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the period then ended. Interest on investments is recognized as interest income in the unaudited condensed consolidated statements of operations and comprehensive loss.

Information pertaining to marketable securities with gross unrealized losses as of June 30, 2026, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology, aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows (in thousands):

	As of June 30, 2026 - Less Than 12 Months
	# of Holdings	Gross Unrealized Loss	Fair Value
Government securities	53	$(127)	$157,067
	53	$(127)	$157,067

As of December 31, 2025, the Company did not hold any securities with gross unrealized losses.

Maturity information based on fair value of the available-for-sale securities is as follows as of June 30, 2026:

Maturity Information	Fair Value as of June 30, 2026
Maturing in one year or less	$322,056
Maturing in one to five years	-
Total	$322,056

As of December 31, 2025, the Company’s marketable securities all matured within one year or less.

4. FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$33,700	$—	$—	$33,700
Government securities	—	10,439	—	10,439
	$33,700	$10,439	$—	$44,139
Marketable securities:
Government securities	$—	$172,056	$—	$172,056
Term deposits	—	150,000	—	150,000
	$—	$322,056	$—	$322,056

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$92,788	$—	$—	$92,788
	$92,788	$—	$—	$92,788
Marketable securities:
Government securities	$—	$99,848	$—	$99,848
	$—	$99,848	$—	$99,848
Liabilities:
Warrant to purchase convertible preferred stock	$—	$—	$1,205	$1,205
	$—	$—	$1,205	$1,205

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

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Warrant to purchase convertible preferred stock
Balance as of December 31, 2025	$1,205
Change in fair value	363
Reclassification of warrant liability to equity	(1,568)
Balance as of June 30, 2026	$-

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

The Company concluded that the arrangement contemplated by the Novartis Collaboration Agreement represents a contract with a customer within the scope of ASC 606. The Company determined that for each research program, the research services and related research license granted pursuant to the Novartis Collaboration Agreement are not distinct and should be a combined performance obligation. The transaction price at inception was $50.0 million, representing the nonrefundable upfront fee. All contingent payments represent variable consideration that are constrained at inception as the achievement of the milestones underlying such contingent payments is based on either the Company or Novartis’s ability to execute under the respective research program plans which is not certain at contract inception. The Company allocated the transaction price to each of the distinct research program performance obligations on a relative stand-alone selling price basis.

The Company recognizes revenue related to each distinct performance obligation over time using the costs incurred input method, such that revenue is recognized based on the Company’s efforts or inputs to the satisfaction of a performance obligation.

The Company allocated the $50.0 million transaction price equally to the performance obligations based on the relative selling price.

For the three and six months ended June 30, 2026, the Company recognized $5.6 million and $12.1 million, respectively, of revenue pursuant to the Novartis Collaboration Agreement. For the three and six months ended June 30, 2025, the Company recognized $6.7 million and $13.4 million, respectively, of revenue pursuant to the Novartis Collaboration Agreement. The remaining transaction price of $10.5 million is expected to be recognized by the Company as revenue through 2027. As of June 30, 2026, all contingent payments were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

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

The per share purchase price that would be paid by Amgen, if the Company were to engage in a future equity offering, is equal to the per share fair value of the Company’s other investors at the time, and therefore would not impact the transaction price pursuant to the Amgen Collaboration Agreement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that Amgen is a customer. The Company determined that the research activities and the exclusive license granted pursuant to the Amgen Collaboration Agreement are not individually distinct and should be combined for each target program, and each target program was considered as a distinct performance obligation. Therefore, the transaction price was allocated to each target program on a relative stand-alone selling price basis.

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

During the year ended December 31, 2024, a development milestone related to an initial collaboration target was achieved which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized during the year ended December 31, 2024 as this variable consideration was allocated to a distinct performance obligation and the Company had completed its related performance obligation related to the collaboration target. All other milestones and royalties were constrained as of June 30, 2026. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

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

For the three and six months ended June 30, 2026, the Company recognized $0.7 million and $1.4 million, respectively, of revenue pursuant to the Amgen Collaboration Agreement. For the three and six months ended June 30, 2025, the Company recognized $3.4 million and $5.5 million, respectively, of revenue pursuant to the Amgen Collaboration Agreement. The remaining transaction price of $1.7 million is expected to be recognized as revenue through 2027.

Agreement with The University of Texas M.D. Anderson Cancer Center ("MD Anderson")

In April 2023, the Company entered into a co-development and commercialization collaboration agreement with MD Anderson to discover and develop protein therapeutics for up to five oncology targets. Under the agreement, the Company and MD Anderson agreed to share research and development expenses as well as profits generated through commercialization of jointly developed products. The arrangement is considered a collaboration agreement under ASC 808 and the Company recognizes costs as incurred and reimbursements as a reduction of research and development expense. As of June 30, 2026, the Company had a net reimbursement payable to MD Anderson less than $0.1 million.

Agreement with Roswell Park Comprehensive Cancer Center ("Roswell Park")

In October 2023, the Company entered into a collaboration agreement with Roswell Park to discover and develop chimeric antigen receptors T-cell therapies and armoring technologies for up to three oncology targets. Under the agreement, the Company and Roswell Park agreed to share research and development expenses as well as profits generated through commercialization of jointly developed products. The arrangement is considered a collaboration agreement under ASC 808 and the Company recognizes costs as incurred and reimbursements as a reduction of research and development expense. As of June 30, 2026, the Company had a net reimbursement payable to Roswell Park of $1.2 million.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Finance lease right of use assets	$21,337	$20,722
Lab equipment	42,462	37,384
Computers and software	3,513	3,513
Furniture and fixtures	2,023	2,023
Leasehold improvements	11,257	9,661
Construction in process	1,467	4,105
Total property and equipment	82,059	77,408
Less accumulated depreciation	(54,754)	(48,257)
Property and equipment, net	$27,305	$29,151

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

Depreciation and amortization expense for the three and six months ended June 30, 2026 was $3.2 million and $6.5 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2025 was $3.3 million and $6.7 million, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and benefit	$7,982	$13,798
Research and development	14,007	23,414
Legal and professional	688	2,324
Other current liabilities	2,519	2,628
Total accrued expenses and other current liabilities	$25,196	$42,164

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

The following securities are common stock equivalents, but were excluded in the computation of diluted net loss per common stock because to do so would have been anti-dilutive:

	June 30,	June 30,
	2026	2025
Series A convertible preferred stock	—	26,398,943
Series B convertible preferred stock	—	20,745,628
Series C convertible preferred stock	—	22,188,673
Warrant to purchase Series A convertible preferred stock	—	98,749
Stock options outstanding	24,376,545	21,874,047
Total	24,376,545	91,306,040

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

	As of December 31, 2025
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

11. COMMON STOCK

As of June 30, 2026, the Company had authorized 500,000,000 shares of common stock.

As of June 30, 2026, the Company had reserved 31,608,681 shares for the exercise of outstanding stock options and the number of shares remaining available for grant under the 2026 Equity Incentive Plan (see Note 12).

	June 30,	December 31,
	2026	2025
Series A convertible preferred stock outstanding	—	26,398,943
Series B convertible preferred stock outstanding	—	20,745,628
Series C convertible preferred stock outstanding	—	22,188,673
Stock options outstanding	24,376,545	20,422,301
Shares reserved for future issuance under the 2019 Plan	—	3,404,855
Shares reserved for exercise of outstanding Warrant	—	98,749
Shares reserved for future issuance under the 2026 Plan	7,232,136	—
Total shares of common stock reserved for issuance	31,608,681	93,259,149

12. STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

During 2019, the Company adopted the 2019 Equity Incentive Plan, as amended (the “2019 Plan”). Under the 2019 Plan, there were 19,758,924 shares of common stock issuable upon the exercise of outstanding stock options as of June 30, 2026 that were previously granted to employees, officers, directors, consultants, and advisors. Options typically vest over four years and have a maximum term of 10 years. Concurrent with the IPO in February 2026, all unissued shares reserved for grant under the 2019 Plan ceased to be available, with future issuances intended to be made under the 2026 Equity Incentive Plan.

2026 Equity Incentive Plan

During the six months ended June 30, 2026, in connection with the Company's IPO, the Company adopted the 2026 Equity Incentive Plan, as amended (the “2026 Plan”). The 2026 Plan initially provided for the issuance of up to 11,852,719 shares of common stock, and is expected to be increased annually at a rate of four percent of the then outstanding number of shares of common stock, or such lesser amount as may be determined by the board of directors, plus the number of shares available from forfeitures and cancellations under the 2019 Plan. As of June 30, 2026, there were 7,232,136 shares of common stock available for issuance to employees, officers, directors, consultants, and advisors in the form of non-qualified and incentive stock options, restricted stock awards, and other stock-based awards. Options typically vest over four years and have a maximum term of 10 years.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Expected term (in years)	6.1	6.2
Expected volatility	81.3%	82.4%
Risk-free interest rate	4.1%	3.7%
Expected dividend yield	—	—

As of June 30, 2026, there was $87.0 million of unrecognized compensation expense, related to unvested time-based stock options that will be recognized over a weighted-average remaining term of 2.8 years.

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

During the year ended December 31, 2024, the Company issued stock options covering 65,832 shares of common stock subject to the performance condition of entering into one or more strategic transactions pursuant to which the Company has the right to receive, in the aggregate, at least $50.0 million in specified payments. Additionally, the Company issued stock options covering 65,832 shares of common stock subject to the performance condition of entering into one or more strategic transactions pursuant to which the Company has the right to receive, in the aggregate, at least $100.0 million in specified payments. These stock option grants covering an aggregate of 131,664 shares of common stock expired without the performance conditions having been deemed satisfied and were forfeited as of January 1, 2026.

The following table summarizes the option activity under the 2019 Plan and the 2026 Plan:

	Options	Weighted Average Exercise Price per Unit	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	20,422,301	$5.91	7.3	$119,435
Granted	5,481,454	15.53
Exercised	(732,804)	4.97
Forfeited/Expired	(794,406)	8.25
Outstanding at June 30, 2026	24,376,545	$8.02	7.4	$215,792
Exercisable at June 30, 2026	13,363,100	$5.17	6.3	$156,388

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,350	$2,772	$6,053	$5,225
General and administrative	4,888	2,715	8,580	5,006
	$8,238	$5,487	$14,633	$10,231

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

14. RELATED-PARTY TRANSACTIONS

In August 2018, the Company entered into a ten-year management service agreement with Flagship Pioneering, Inc. (“Flagship Pioneering”) to provide management services, including accounting, human resources, information technology, legal, and consultation services (the "Flagship Managerial Agreement"). The Company also agreed to reimburse Flagship Pioneering for certain expenses, including insurance and benefits, partner and related fees, software licenses, supplies, and administration consulting services incurred on the Company’s behalf. Upon the effectiveness of the Company's Registration Statement on Form S-1 (File No. 333-293204), as amended, filed in connection with the Company's IPO (the "Registration Statement") on February 26, 2026, the Flagship Managerial Agreement was terminated. As of June 30, 2026 and December 31, 2025, the Company owed $0.1 million and $0.1 million, respectively, to Flagship. For the three and six months ended June 30, 2026, the Company recorded general and administrative expenses of $0.1 million and $0.2 million, respectively, payable to Flagship. For the three and six months ended June 30, 2025, the Company recorded general and administrative expenses of $0.1 million and $0.3 million, respectively, payable to Flagship.

In July 2022, the Company entered into a Vivarium Shared Space Operating Agreement, as amended in May 2024, with Cellarity, Inc. (“Cellarity”), an affiliate of Flagship, to use a vivarium space, along with other companies affiliated with Flagship. The Company pays Cellarity a monthly operating fee for using the vivarium and obtaining various services; the shared cost is variable depending on the actual usage. As of June 30, 2026 and December 31, 2025, the Company had less than $0.1 million and $0.1 million in accounts payable to Cellarity, respectively. For the six months ended June 30, 2026, the Company recognized expenses of $0.1 million, payable to Cellarity. For the three and six months ended June 30, 2025, the Company recognized expenses of $0.1 million and $0.3 million, respectively, payable to Cellarity.

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

In June 2023, the Company entered into a collaboration agreement with PMCo, a company newly formed and controlled by Flagship Labs VII, LLC and Flagship Pioneering Fund VII, L.P., each of which are affiliated with Flagship Pioneering (the "Prior PMCo Agreement"). On February 4, 2026, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with PMCo, the then sole stockholder of PMCo, Pioneering Medicines 02, LLC ("PM LLC"), and Flagship Labs, LLC ("Flagship Labs"), pursuant to which the Company agreed to purchase, and PM LLC agreed to sell, all of the issued and outstanding capital stock in PMCo. In consideration for such sale, PMCo, PM LLC and the Company agreed to terminate the Prior PMCo Agreement, and the Company agreed to pay PM LLC a portion of the net sales, if any, arising from the sale of certain products. The sale closed and the prior PMCo Agreement was terminated on February 26, 2026. See Note 15.

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

Subject to the terms and conditions of the Prior PMCo Agreement, the Company was obligated to use commercially reasonable efforts to develop licensed products in the licensed field in the territory, including by way of directing PMCo pursuant to the Prior PMCo Agreement, and upon receipt of regulatory approval for a licensed product in a country, PMCo would have been obligated to use commercially reasonable efforts to commercialize such licensed product in such country.

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

Non-Controlling Interest Acquisition

On February 4, 2026, the Company entered into the Stock Purchase Agreement with PMCo, PM LLC, and Flagship Labs, pursuant to which the Company agreed to purchase, and PM LLC agreed to sell, all of the issued and outstanding capital stock in PMCo. In consideration for such sale, PMCo, PM LLC and the Company agreed to terminate the Prior PMCo Agreement, and the Company agreed to pay PM LLC a portion of the net sales, if any, arising from the sale of certain products covered by certain patents or containing certain know-how (“Generate Products”) developed pursuant to the Prior PMCo Agreement. The closing of the transactions contemplated by the Stock Purchase Agreement and the termination of the Prior PMCo Agreement occurred on February 26, 2026.

The Company is obligated to make net sales payments equal to a high-single digit percentage of net sales of Generate Products, including any Generate Product that contains GB-0895. However, if a Generate Product (i) does not contain GB-0895, (ii) binds to at least one of TSLP or IL-4Rα, and (iii) binds to other proteins in addition to TSLP or IL-4Rα, then the sales payment is reduced based on the composition of the product. Further, if the Company exclusively licenses its rights to exploit a Generate Product in one or more countries to a third party, and the royalties on net sales of such Generate Product to be paid by such third party are subject to certain specified reductions, then the Company may be allowed to further proportionally reduce the sales payment due to PM LLC, depending on the relative value of the future royalties due to the Company from such third party as compared to the total deal consideration.

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

The acquisition of all of the outstanding capital stock of PMCo represented the acquisition of a non-controlling interest in a consolidated subsidiary. The Company accounted for the acquisition of such non-controlling interest as an equity transaction with no gain or loss recognized in net income (loss). The consideration payable by the Company is contingent upon the successful commercialization of licensed products. The contingent consideration will be recognized when the contingency is resolved and the consideration is paid or becomes payable.

As a result of the acquisition of the non-controlling interest in PMCo, the Company will no longer allocate losses to such non-controlling interest. The net loss allocated to such non-controlling interest, was $0.3 million during the six months ended June 30, 2026, and primarily represented amounts that PMCo had paid to the Company under the cost sharing arrangement. The net loss allocated to such non-controlling interest, was $4.3 million and $6.9 million during the three and six months ended June 30, 2025, respectively, and primarily represented amounts that PMCo had paid to the Company under the cost sharing arrangement.

16. SEGMENT INFORMATION

The Company has one operating segment. The Company’s operating segment is engaged in the field of generative biology by using machine learning for drug discovery and development through the programming of novel protein therapeutics. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources based on net loss attributable to Generate Biomedicines, Inc. stockholders that also is reported on the consolidated statement of operations as consolidated net loss to Generate Biomedicines, Inc. stockholders. This financial metric is used by the chief operating decision maker ("CODM") to make key operating decisions such as the allocation of capital between program expenses, early-stage discovery expenses, and general and administrative expense, including headcount and facilities decisions. The operating segment’s revenue is derived from multiple collaboration agreements from which the segment licenses certain development or product candidates and performs research and development services. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s long-lived assets are held in the United States. The following table presents selected financial information about the Company’s single operating segment. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$6,314	$10,130	$13,538	$18,948
Operating Expenses:
Research and development personnel-related (excluding stock-based compensation)	20,405	19,279	40,218	37,290
External research and development costs - GB-0895	20,490	13,280	36,076	17,074
External - discovery related costs and other	16,879	21,122	33,337	40,292
General and administrative personnel-related (excluding stock-based compensation)	4,545	4,457	9,185	8,888
External - General and administrative	4,147	3,332	9,318	6,740
Stock-based compensation	8,238	5,487	14,633	10,231
Depreciation expense	3,224	3,322	6,497	6,736
Other segment expenses (a)	62	31	367	48
Interest income	(4,629)	(3,789)	(7,542)	(8,070)
Interest expense	155	307	337	675
Provision for income tax	53	44	81	100
Consolidated net loss	$(67,255)	$(56,742)	$(128,969)	$(101,056)
Net loss attributable to non-controlling interests	-	(4,313)	(268)	(6,942)
Consolidated net loss attributable to Generate Biomedicines, Inc. stockholders	$(67,255)	$(52,429)	$(128,701)	$(94,114)

(a)
Other segment expenses include change in fair value of convertible preferred stock warrant liability and foreign currency exchange loss.

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2026 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure.

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

Overview

We are a clinical-stage generative biology company pioneering the AI revolution in biotechnology and drug design and development. Our vision is to program biology to generate optimal therapeutics for the greatest impact on human health. Central to our vision is The Generate Platform, designed to be a therapeutic area and protein modality agnostic system integrating computational innovation with scalable biohardware to address therapeutic challenges beyond the reach of traditional technologies. We have built The Generate Platform to be a tight and fully-integrated loop (design–build–test–learn) to create proprietary, therapeutically relevant data and differentiated molecular solutions for the biological challenges we aim to address. In addressing these challenges, The Generate Platform can engineer solutions against therapeutic targets starting from either existing reference proteins or by suggesting completely novel ones without a reference starting point, also known as de novo design. The Generate Platform’s therapeutic potential has been demonstrated by successfully progressing three computationally engineered proteins into human clinical testing, the most advanced of which is GB-0895, an investigational long-acting anti-thymic stromal lymphopoietin (“TSLP”) monoclonal antibody, which is being evaluated in pivotal Phase 3 clinical trials for severe asthma. Also, in connection with our Phase 1 clinical trial for GB-4362, an investigational monomethyl auristatin E ("MMAE") neutralizer, we have activated clinical trial sites and dosed initial patients, and, in connection with our planned Phase 1 clinical trial for GB-5267, an investigational armored CAR-T therapy in collaboration with Roswell Park Comprehensive Cancer Center ("Roswell Park"), which is now recruiting and the first patient expected to be dosed in 2026.

Since our inception, we have devoted substantially all of our resources to drug discovery, the development of The Generate Platform and the advancement of GB-0895 and our other product candidates, along with multiple preclinical programs in immunology and oncology. In addition to our research and development efforts, we have invested in establishing and protecting our intellectual property portfolio, raising capital and obtaining financing, organizing and staffing our company, and providing general and administrative support for these operations. We do not have any products approved for sale.

To date, we have not generated any revenue from product sales. On March 2, 2026, we closed our initial public offering ("IPO"), pursuant to which we issued and sold 25,000,000 shares of common stock, resulting in net proceeds of $369.3 million. Prior to our IPO, we had principally raised capital through the private placement of our Series A, Series B and Series C convertible preferred stock, par value $0.001 per share (collectively, the “convertible preferred stock”), the issuance of convertible notes, payments from Amgen Inc. (“Amgen”) and Novartis Pharma AG (“Novartis”), and cost-sharing payments from our other partnership, collaboration or licensing arrangements which resulted in aggregate gross cash proceeds in excess of $934.0 million. We also have benefited from cost-sharing arrangements in our collaboration arrangements with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”), Roswell Park and Pioneering Medicines 02, Inc. (“PMCo”). On February 26, 2026, we acquired all of the outstanding capital stock of PMCo, thereby eliminating the non-controlling interest. At that time, our collaboration, including our cost-sharing arrangements, terminated and we became obligated to make certain payments to PMCo’s parent based on net sales.

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

We have incurred significant operating losses since inception, and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates and any additional product candidates we may develop. Our net losses were $129.0 million and $101.1 million, of which $0.3 million and $6.9 million were attributable to a non-controlling interest for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $805.0 million.

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $457.4 million. We believe, based upon our current operating plan, that these amounts will be sufficient to fund our current operating plan into the first half of 2028. We expect to require additional capital to support our long-term operations.

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

Research and Development Expenses

Research and development expenses consist primarily of external and internal costs incurred for our research and development activities, including development of The Generate Platform, our product discovery efforts and the development of our future product candidates. These expenses include:

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

We use our personnel and infrastructure resources for our research and development efforts, including the advancement and development of The Generate Platform, product candidates and managing external research and development efforts. A significant portion of our research and development costs have been, and will continue to be, external costs. External expenses, which are specific to a program, are tracked on a program-by-program basis for partner programs or upon development candidate nomination. Due to our ability to use certain resources across several programs, personnel-related expenses and indirect or shared operating costs incurred for our research and development programs are not recorded or maintained on a program-by-program basis.

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

Utilization of our NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These “ownership changes,” as defined by Section 382 of the Code, may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 of the Code results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. In the third quarter of 2021, we had an ownership change as defined by Sections 382 and 383 of the Code. We do not believe that ownership changes as defined by Sections 382 and 383 of the Code have occurred as a result of our IPO. However, if we engage in future equity transactions, we may experience additional ownership changes that could further limit our ability to utilize our NOL carryforwards and other tax attributes. Accordingly, we may be subject to additional limitations that could be material and could significantly reduce or potentially eliminate our ability to utilize a portion of our NOL carryforwards and other tax attributes in the future.

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

Loss attributable to non-controlling interest

In connection with our agreement with PMCo prior to its termination and our acquisition of all of the outstanding capital stock of PMCo on February 26, 2026, we determined that we were the primary beneficiary of PMCo, and therefore we consolidated PMCo. However, prior to such acquisition, we did not have any equity interest in PMCo, therefore all net losses associated with PMCo were attributable to the the Company as the sole non-controlling interest holder. The net losses attributable to the non-controlling interest holder was the loss absorbed by the previous holders of the ownership interest of PMCo, which consist primarily of research and development costs that were reimbursed by PMCo under our collaboration agreement with PMCo. On February 4, 2026, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with PMCo, PM LLC and Flagship Labs to acquire the non-controlling interest of PMCo, contingent upon the execution of the underwriting agreement relating to our IPO. Upon the closing of the transactions contemplated by the Stock Purchase Agreement on February 26, 2026, we no longer allocated net income (loss) to such non-controlling interest, as we thereafter owned 100% of the equity of PMCo.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	June 30,	June 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$6,314	$10,130	$(3,816)
Operating expenses:
Research and development	64,330	59,735	4,595
General and administrative	13,598	10,545	3,053
Total operating expenses	77,928	70,280	7,648
Loss from operations	(71,614)	(60,150)	(11,464)
Other income (expense), net
Change in fair value of convertible preferred stock warrant liability	-	-	-
Interest expense	(155)	(307)	152
Interest income	4,629	3,789	840
Foreign currency exchange loss	(62)	(30)	(32)
Total other income (expense), net	4,412	3,452	960
Loss before provision for income taxes	(67,202)	(56,698)	(10,504)
Provision for income taxes	(53)	(44)	(9)
Net loss	$(67,255)	$(56,742)	$(10,513)
Net loss attributable to non-controlling interests	-	(4,313)	4,313
Net loss attributable to Generate Biomedicines, Inc. stockholders	$(67,255)	$(52,429)	$(14,826)

Collaboration Revenue

Collaboration revenue consisted entirely of revenue from the Novartis Collaboration Agreement and Amgen Collaboration Agreement. Revenue under these agreements was recognized as we conducted research activities related to the research program or target program within the respective agreements based on costs incurred to conduct those activities relative to the total estimated costs. Collaboration revenue decreased to $6.3 million for the three months ended June 30, 2026 compared to $10.1 million for the three months ended June 30, 2025. Total revenue recognized pursuant to the Novartis Agreement was $5.6 million during the three months ended June 30, 2026 compared to $6.7 million during the three months ended June 30, 2025. Additionally, pursuant to the Amgen Collaboration Agreement we recognized revenue of $0.7 million from Amgen during the three months ended June 30, 2026 compared to $3.4 million during the three months ended June 30, 2025. The decrease was due to us nearing completion of our performance obligations under both agreements, which we expect will be completed in 2027.

Research and Development Expense

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended
	June 30,	June 30,
	2026	2025	Change
External research and development costs by program:
GB-0895	$20,490	$13,280	$7,210
Discovery and other programs	1,824	6,542	(4,718)
Other research and development costs:
External - early research and infrastructure	15,055	14,578	477
Personnel-related (excluding stock-based compensation)	20,405	19,279	1,126
Stock-based compensation	3,350	2,772	578
Depreciation expense	3,206	3,284	(78)
Total research and development expense	$64,330	$59,735	$4,595

Research and development expenses increased to $64.3 million for the three months ended June 30, 2026 compared to $59.7 million for the three months ended June 30, 2025. The $4.6 million increase in research and development expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase of $7.2 million in spending on GB-0895 and an increase in personnel-related costs of $1.1 million offset by a decrease in external discovery and other program related costs of $4.7 million.

External research and development expenses related to the GB-0895 program for the three months ended June 30, 2026 and 2025 were $20.5 million and $13.3 million, respectively. The increase of $7.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by expenses attributable to the continued advancement of our GB-0895 program including commencement of our global Phase 3 clinical trial in severe asthma in the first quarter of 2026 and Chemistry, Manufacturing and Controls ("CMC") expenses.

External discovery and other program costs in the three months ended June 30, 2026 decreased by $4.7 million from the three months ended June 30, 2025, primarily driven by a decrease in CMC and toxicology activities for development candidates.

Personnel-related expenses and stock-based compensation expense increased by $1.1 million and $0.6 million in the three months ended June 30, 2026, respectively, compared to the three months ended June 30, 2025. These increases related to salaries, benefits and other compensation costs attributable to the hiring of additional full-time employees in order to support the growth of our research and development programs. Depreciation expense decreased by $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to certain property and equipment becoming fully depreciated.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended
	June 30,	June 30,
	2026	2025	Change
Personnel-related (excluding stock-based compensation)	$4,546	$4,457	$89
Stock-based compensation	4,888	2,716	2,172
Professional fees	2,929	2,281	648
Other costs	1,235	1,091	144
Total general and administrative expense	$13,598	$10,545	$3,053

General and administrative expenses increased to $13.6 million for the three months ended June 30, 2026, from $10.5 million for the three months ended June 30, 2025. The $3.1 million increase in general and administrative expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to an increase of stock-based compensation expense of $2.2 million driven by stock options granted to employees in the first quarter upon completion of initial public offering, an increase in professional fees of $0.6 million and an increase in other costs of $0.1 million.

Other Income (Expense), Net

Other income (expense), net increased to $4.4 million for the three months ended June 30, 2026 from $3.5 million for the three months ended June 30, 2025. The $1.0 million increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 in other income (expense), net was primarily related to an increase in interest income of $0.8 million due to increases in our average cash, cash equivalents and marketable securities balance.

Loss Attributable to Non-Controlling Interest

Loss attributable to non-controlling interest decreased to zero for the three months ended June 30, 2026, from $4.3 million for the three months ended June 30, 2025. The $4.3 million decrease for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was a result of no longer allocating net income (loss) to the non-controlling interest in PMCo as we own 100% of the equity of PMCo as of February 2026.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended
	June 30,	June 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$13,538	$18,948	$(5,410)
Operating expenses:
Research and development	122,142	106,560	15,582
General and administrative	27,122	20,692	6,430
Total operating expenses	149,264	127,252	22,012
Loss from operations	(135,726)	(108,304)	(27,422)
Other income (expense), net
Change in fair value of convertible preferred stock warrant liability	(363)	-	(363)
Interest expense	(337)	(675)	338
Interest income	7,542	8,070	(528)
Foreign currency exchange loss	(4)	(47)	43
Total other income (expense), net	6,838	7,348	(510)
Loss before provision for income taxes	(128,888)	(100,956)	(27,932)
Provision for income taxes	(81)	(100)	19
Net loss	$(128,969)	$(101,056)	$(27,913)
Net loss attributable to non-controlling interests	(268)	(6,942)	6,674
Net loss attributable to Generate Biomedicines, Inc. stockholders	$(128,701)	$(94,114)	$(34,587)

Collaboration Revenue

Collaboration revenue consisted entirely of revenue from the Novartis Collaboration Agreement and Amgen Collaboration Agreement. Revenue under these agreements was recognized as we conducted research activities related to the research program or target program within the respective agreements based on costs incurred to conduct those activities relative to the total estimated costs. Collaboration revenue decreased to $13.5 million for the six months ended June 30, 2026 compared to $18.9 million for the six months ended June 30, 2025. Total revenue recognized pursuant to the Novartis Agreement was $12.1 million during the six months ended June 30, 2026 compared to $13.4 million during the six months ended June 30, 2025. Additionally, pursuant to the Amgen Collaboration Agreement we recognized revenue of $1.4 million from Amgen during the six months ended June 30, 2026 compared to $5.5 million during the six months ended June 30, 2025. This decrease in revenue was due to us nearing completion of our performance obligations pursuant to the Novartis and Amgen agreements, both of which we expect will be completed in 2027.

Research and Development Expense

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Six Months Ended
	June 30,	June 30,
	2026	2025	Change
External research and development costs by program:
GB-0895	$36,076	$17,074	$19,002
Discovery and other programs	4,263	11,154	(6,891)
Other research and development costs:
External - early research and infrastructure	29,075	29,137	(62)
Personnel-related (excluding stock-based compensation)	40,218	37,290	2,928
Stock-based compensation	6,053	5,225	828
Depreciation expense	6,457	6,680	(223)
Total research and development expense	$122,142	$106,560	$15,582

Research and development expenses increased to $122.1 million for the six months ended June 30, 2026 compared to $106.6 million for the six months ended June 30, 2025. The $15.6 million increase in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase of

$19.0 million in spending on GB-0895 and an increase in personnel-related costs of $2.9 million offset by a decrease in external discovery and other program related costs of $6.9 million.

External research and development expenses related to the GB-0895 program for the six months ended June 30, 2026 and 2025 were $36.1 million and $17.1 million, respectively. The increase of $19.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by expenses attributable to the continued advancement of our GB-0895 program, including expenses attributable to our Phase 1b clinical trial in COPD and expenses attributable to the commencement of our global Phase 3 clinical trial in severe asthma in the first quarter of the 2026 fiscal year, including related CMC costs.

External discovery and other program costs in the six months ended June 30, 2026 decreased by $6.9 million from the six months ended June 30, 2025, primarily driven by a decrease in CMC and toxicology activities for development candidates.

Personnel-related expenses and stock-based compensation expense increased by $2.9 million and $0.8 million in the six months ended June 30, 2026, respectively, compared to the six months ended June 30, 2025. This increase related to salaries, benefits and other compensation costs attributable to the hiring of additional full-time employees in order to support the growth of our research and development programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Six Months Ended
	June 30,	June 30,
	2026	2025	Change
Personnel-related (excluding stock-based compensation)	$9,185	$8,888	$297
Stock-based compensation	8,580	5,007	3,573
Professional fees	6,927	4,423	2,504
Other costs	2,430	2,374	56
Total general and administrative expense	$27,122	$20,692	$6,430

General and administrative expenses increased to $27.1 million for the six months ended June 30, 2026, from $20.7 million for the six months ended June 30, 2025. The $6.4 million increase in general and administrative expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to an increase of stock-based compensation expense of $3.6 million, driven by stock options granted to employees in the first quarter of 2026 upon completion of IPO, and an increase in professional fees of $2.5 million.

Other Income (Expense), Net

Other income (expense), net decreased to $6.8 million for the six months ended June 30, 2026, from $7.3 million for the six months ended June 30, 2025. The $0.5 million decrease for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 in other income (expense), net was primarily related to a decrease in interest income of $0.5 million due to decreases in our average cash, cash equivalents and marketable securities balance.

Loss Attributable to Non-Controlling Interest

Loss attributable to non-controlling interest decreased to $0.3 million for the six months ended June 30, 2026, from $6.9 million for the six months ended June 30, 2025. The $6.6 million decrease for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was a result of no longer allocating net income (loss) to the non-controlling interest in PMCo as we own 100% of the equity of PMCo as of February 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in clinical or preclinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. On March 2, 2026, we closed our IPO, pursuant to which we issued and sold 25,000,000 shares of common stock, resulting in net proceeds of $369.3 million. Prior to our IPO, we had principally raised capital through the private placement of our convertible preferred stock, par value $0.001 per share, the issuance of convertible notes, payments from Amgen and Novartis, and cost-sharing payments from our other partnership, collaboration or licensing arrangements which resulted in aggregate gross cash proceeds in excess of $934.0 million. In addition, we have benefited from cost-sharing arrangements in our collaboration arrangements with MD Anderson, Roswell Park and PMCo. On February 26, 2026, we acquired all of the outstanding capital stock of PMCo, thereby eliminating the non-controlling interest. At that time, our collaboration, including our cost-sharing arrangements, terminated and we became obligated to make certain payments to PMCo’s parent based on net sales.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,	June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(138,332)	$(101,929)	$(36,403)
Investing activities	(226,623)	58,464	(285,087)
Financing activities	378,312	20,297	358,015
Net increase (decrease) in cash and cash equivalents	$13,357	$(23,168)	$36,525

Operating Activities

Our cash flows from operating activities were greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in research and development of The Generate Platform, product candidates, including preclinical studies, clinical trials, manufacturing and manufacturing process development. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which were generally due to stock-based compensation, depreciation and amortization and non-cash lease expense, as well as changes in components of operating assets and liabilities, which were generally due to deferred revenue, increased expenses and timing of vendor payments.

For the six months ended June 30, 2026, operating activities used $138.3 million of cash, primarily resulting from a net loss of $129.0 million and changes in operating assets and liabilities that used $35.1 million in cash partially offset by changes in net non-cash expenses of $25.7 million.

For the six months ended June 30, 2025, operating activities used $101.9 million of cash, primarily resulting from a net loss of $101.1 million and changes in operating assets and liabilities that used $18.8 million of cash, which was partially offset by $17.9 million of net non-cash expenses.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $226.6 million, which primarily consisted of purchases of marketable securities with the net proceeds of our IPO as well as purchases of equipment, offset by sales of marketable securities.

During the six months ended June 30, 2025, net cash provided by investing activities was $58.5 million, which primarily consisted of sales and maturities of marketable securities, offset by purchases of marketable securities and equipment.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities of $378.3 million primarily related to proceeds received from issuance of our common stock, net of issuance costs and contributions from our non-controlling interest, offset by payments on finance lease obligations.

During the six months ended June 30, 2025, net cash provided by financing activities of $20.3 million primarily related to proceeds received from issuance of our Series C convertible preferred stock, net of issuance costs and contributions from our non-controlling interest in PMCo, offset by payments on finance lease obligations.

Future Funding Requirements

We expect our future capital requirements to increase substantially over time in connection with our ongoing research and development activities, particularly as we advance our current and planned clinical development of GB-0895 and our other product candidates, and maintain our research efforts and preclinical activities associated with The Generate Platform and our other programs. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to product sales, marketing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we expect to incur costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Inflation generally affects us by increasing our cost of labor and certain products and services. We do not believe that inflation had a material effect on our unaudited condensed consolidated financial statements. However, the United States has recently experienced historically high levels of inflation. If the inflation rate increases, our expenses may increase, including expenses attributable to employee compensation and external research and development activities.

As of June 30, 2026, we had total cash, cash equivalents and marketable securities of $457.4 million. We believe, based on our current operating plan, our cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses associated with these studies and trials is often uncertain. We expect to need to raise substantial additional capital in the future.

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
•
the costs associated with maintaining and improving The Generate Platform;
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

Contractual Obligations and Other Commitments

Leases

We lease office space in Somerville, Massachusetts under a non-cancelable operating lease that expires in June 2032 and lease office and laboratory space in Andover, Massachusetts under a non-cancelable operating lease, as amended, that expires in December 2034. Our operating lease in Andover, Massachusetts includes an option of early termination allowing us to terminate the lease on or after December 31, 2031. We also entered into a finance lease agreement for the purchase of lab equipment. Additionally, we have entered into a service agreement with a CRO in relation to the conduct of our phase 3 clinical studies for GB-0895, which contains embedded leases for certain equipment. Future minimum commitments under these leases are $86.1 million as of June 30, 2026. These commitments are also recognized as operating lease liabilities and finance lease liabilities on our balance sheet as of June 30, 2026.

Purchase and Other Obligations

We enter into contracts in the normal course of business with third-party CROs, CDMOs and other third-party vendors for preclinical, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation generally consist of payments for services provided or expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs.

License, Collaboration and Other Agreements

Below is a summary of the key terms for certain of our license and collaboration agreements. For a more detailed description of these agreements, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Agreement with Novartis

On September 19, 2024, we entered into the Novartis Collaboration Agreement to discover, develop, manufacture and commercialize protein therapeutics using The Generate Platform. The collaboration covers multiple collaboration targets, conducted under applicable research plans during defined research terms. As consideration for the collaboration, we received a $50.0 million upfront payment. Novartis also purchased 1,265,822 shares of our Series C convertible preferred stock for $15.0 million. We are eligible to receive up to $1.0 billion across all programs upon the achievement of certain performance-based milestones, including $130.0 million in development and regulatory milestones and $210.0 million in commercial milestones per research program. None of such milestones have been achieved to date. Novartis is also obligated to pay, on a licensed product-by-licensed product and on a country-by-country basis, tiered royalties ranging from a mid-single digit to a low tens percentage on worldwide net sales of any licensed product, subject to specified reductions and offsets.

Agreement with Amgen

On December 24, 2021, we entered into the Amgen Collaboration Agreement, with Amgen to identify biologic proteins and antibodies directed against specified targets. The Amgen Collaboration Agreement initially covered five collaboration targets. In addition, Amgen has the option to nominate up to five additional collaboration targets, at additional cost, the first of which was exercised in December 2023 related to the sixth target. As consideration for the collaboration, we received a $50.0 million upfront payment. In connection with the Second Amendment, which added an additional collaboration target, we received an additional payment of $5.0 million. We are eligible to receive up to $370.0 million for each program upon the achievement of certain milestones, including $160.0 million in development and regulatory milestones and $210.0 million in commercial milestones per program. We received a $5.0 million development milestone payment in August 2024. Amgen is also obligated to pay, on a licensed product-by-licensed product and on a country-by-country basis, tiered royalties ranging from a mid-single digit up to a low tens percentage on worldwide net sales of any licensed product, subject to customary reductions and offsets.

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

On February 4, 2026, we entered into the Stock Purchase Agreement with PMCo, PM LLC and Flagship Labs, pursuant to which we agreed to purchase, and PM LLC agreed to sell, all of the issued and outstanding capital stock in PMCo. In consideration for such sale, PMCo, PM LLC and we agreed to terminate the Prior PMCo Agreement and the Drag-Along Agreement, and we agreed to pay PM LLC a portion of our net sales, if any, arising from the sale of certain products covered by certain patents or containing certain know-how (“Generate Products”) developed pursuant to the Prior PMCo Agreement. The termination of the Prior PMCo Agreement and the closing of the transactions contemplated by the Stock Purchase Agreement occurred on February 26, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.

Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” or "EGC," as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

We expect to continue to qualify as an EGC as defined in Section 2(a)(19) of the Securities Act and Section 3(a)(80) of the Exchange Act, until the earliest of (i) the last day of the fiscal year in which our total annual gross revenues equal or exceed $1.235 billion, subject to inflation adjustment, (ii) the date on which we become a “large accelerated filer” under Exchange Act Rule 12b-2, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt over a three-year period, and (iv) the last day of the fiscal year following the fifth anniversary of the closing of our IPO.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an “emerging growth company.” We may take advantage of certain of the scaled disclosures available to smaller reporting companies, including an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Since our inception in 2018, we have focused substantially all of our efforts and financial resources on developing The Generate Platform and researching and developing programs and product candidates. All of our programs and product candidates are still in the research, preclinical development or clinical development stages. We have not yet demonstrated our ability to successfully complete Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate programs, product candidates (including clinical trials), investment in The Generate Platform, or future commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect to spend substantial amounts to (i) continue our research and development activities, perform preclinical studies, and conduct clinical trials of our current and future programs and product candidates, (ii) continue to develop The Generate Platform, (iii) seek regulatory approvals for our product candidates, including GB-0895 and (iv) launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial sales, marketing and distribution organization.

As of June 30, 2026, we had approximately $457.4 million in cash, cash equivalents, and marketable securities. We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our current operating plan for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, royalty financings, government or other third-party grants, asset sales, partnership, collaboration or licensing arrangements such as our collaborations with Amgen and Novartis, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing research and development and corporate activities. Because the length of time and activities associated with research and development of our programs and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for research, development, marketing and commercialization activities. Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to the:

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

To date, we have financed our operations primarily through private placements of our convertible preferred stock, the issuance of convertible notes, payments from Amgen and Novartis, and cost-sharing payments from other partnership, collaboration or licensing arrangements. In December 2021, we entered into the Amgen Collaboration Agreement, and, in connection therewith, we received a non-refundable upfront payment of $50.0 million in January 2022, an equity investment of $25.0 million in October 2023 from the sale to Amgen of our Series C convertible preferred stock, an additional upfront payment of $5.0 million in December 2023 in connection with an amendment to the Amgen Collaboration Agreement, and a $5.0 million development milestone payment in August 2024. In September 2024, we entered into the Novartis Collaboration Agreement, and, in connection therewith, we received a non-refundable upfront payment of $50.0 million in October 2024 and an equity investment of $15.0 million from the sale of our Series C convertible preferred stock. In addition, we have benefited from cost-sharing arrangements in our collaboration arrangements with MD Anderson, Roswell Park and PMCo. Upon execution of the underwriting agreement relating to our IPO on February 26, 2026, we acquired PMCo. At that time, our collaboration, including our cost-sharing arrangements, terminated and we became obligated to make certain payments to PMCo’s parent based on net sales. We cannot be certain that additional funding will be available on favorable terms, or at all. Until we can generate sufficient product, milestone or royalty revenue to finance our operations, which we may never do, we expect to finance our future cash needs through a combination of public or private equity or debt financings, government or other third-party grants, asset sales, royalty financings, and partnership, collaboration or licensing arrangements. Any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop our programs, develop and commercialize our product candidates or develop The Generate Platform. In addition, we cannot guarantee that future financing will be available in sufficient amounts, at the right time, on favorable terms or at all. Among other possibilities, negative clinical trial data or setbacks, or perceived setbacks, in our programs or product candidates, or with respect to The Generate Platform, could impair our ability to raise additional financing or grants, or our ability to enter into partnership, collaboration and licensing arrangements, in each case, on favorable terms, or at all. Moreover, the terms of any equity or debt financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, or the possibility of such issuance, may cause the market price of our shares to decline. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that may adversely affect our stockholders’ rights.

Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders' ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital from third-parties through public or private equity or debt financings, government or other third-party grants, asset sales, royalty financings, partnership, collaboration and licensing arrangements, or a combination of these approaches, we may have to relinquish certain valuable rights to our programs or product candidates, technologies or future revenue streams. We also could be required to seek collaboration partners for one or more of our current or future programs and product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to programs and product candidates, or intellectual property that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts, at the right time, on favorable terms, or at all, we may have to significantly delay, scale back or discontinue the development of one or more of our programs, or the development and commercialization of one or more of our product candidates, or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations, cause the price of our common stock to decline, and negatively impact our ability to fund our operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our programs, product candidates, Generate Platform, and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. We have incurred net losses in each year since our inception in 2018, including net losses of $129.0 million and $101.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $805.0 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities and the development of The Generate Platform. To date, we have financed our operations primarily through private placements of our convertible preferred stock, the issuance of convertible notes, payments from Amgen and Novartis, and cost-sharing payments from other partnership, collaboration or licensing arrangements. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through public or private equity or debt financings, government or other third-party grants, asset sales, royalty financings, partnership, collaboration and licensing arrangements, or a combination of these approaches. We have not completed pivotal clinical trials for any of our product candidates, and it will be several years, if ever, before we or our collaboration partners have a product candidate ready for commercialization. Even if we or our collaboration partners obtain regulatory approval to market a product, our future revenues will depend upon the size of any markets in which such product have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors, and adequate market share in those markets. We may never achieve profitability.

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

Our future success is dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our product candidates, including GB-0895, GB-4362 and GB-5267. We are investing a majority of our financial resources into the research and development of these product candidates including our ongoing Phase 3 clinical trials for GB-0895 and Phase 1 clinical trials for GB-4362 for which it has activated clinical trial sites and dosed initial patients, and GB-5267, which is now recruiting and the first patient expected to be dosed in 2026.

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

The success of our product candidates will depend on a variety of factors. We do not have control over many of these factors, including certain aspects of clinical development and the regulatory submission and review process, potential threats to our intellectual property rights and our manufacturing, marketing, distribution and sales efforts or those of any current or future collaborator. In addition, we do not have control over whether products that target the same indications as our product candidates are introduced, which could impact the competitiveness of our product candidates. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in commercializing GB-0895, GB-4362 or GB-5267, or any other product candidate, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement, progress towards completion, or completion of scientific studies and clinical trials, the submission of regulatory filings or commercialization objectives, such as the expected timing for the topline data from our Phase 3 clinical trials of GB-0895 for the treatment of severe asthma or Phase 1b clinical trial of GB-0895 in moderate-to-severe COPD. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions which, if not realized as expected, may cause the timing of achievement of the milestones to vary considerably from our estimates, in some cases for reasons beyond our control, including:

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
•
our receipt of approvals by the Regulatory Authorities, if at all, and the timing thereof;
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

•
our inability to develop promising programs;
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

Risks Related to The Generate Platform and Our Use of Artificial Intelligence

Our approach to the engineering and development of our programs is unproven, and we may not be successful in our efforts to identify and develop any programs and product candidates of commercial value by leveraging The Generate Platform.

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

Any drug engineering and development that we are conducting with The Generate Platform may not be successful in identifying programs and product candidates that have commercial value or therapeutic utility. The Generate Platform may initially show promise in identifying potential programs and product candidates, yet fail to yield viable programs and product candidates for clinical development or potential commercialization for a number of reasons, including:

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
•
programs and product candidates engineered with The Generate Platform may not demonstrate efficacy, safety or tolerability, including because they may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies, or otherwise may interact with human biological systems in unforeseen, ineffective or possibly harmful ways;
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

We are substantially dependent on the successful application of The Generate Platform to develop programs and product candidates that can be commercialized by us or our current or future collaboration partners.

Since our formation, we have focused on investing in The Generate Platform to unlock a new way of developing programs and product candidates for development and, if approved, potential commercialization by us and our collaboration partners. The biotechnology industry is capital intensive, and our success depends significantly on our ability to apply The Generate Platform to develop programs and engineer and develop product candidates that can be further developed by us or our current or future collaboration partners. Our ability to engineer and develop product candidates and increase revenue depends in large part on our ability to continue to enhance and improve The Generate Platform. We have invested, and expect to continue to invest, in research and development efforts, acquisitions and licensing agreements that further enhance The Generate Platform. These investments may involve significant time, risks and uncertainties, including the risks that any new software or hardware enhancement or the integration of software or hardware from an acquired company or third-party licensor may not be introduced in a timely or cost-effective manner; may not keep pace with technological developments; or may not achieve the functionality necessary to generate significant revenues. The success of any enhancement to The Generate Platform depends on several factors, including (i) the development of more advanced models and algorithms; (ii) the generation of additional high quality and relevant data; (iii) high quality and high-throughput biohardware, including laboratory analysis and structural solutions from our cryogenic electron microscopy (“Cryo-EM”) core; (iv) innovation in other experimental, computational and/or infrastructure technologies; and (v) increased computational storage and processing capacity.

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

If we are unable to successfully enhance The Generate Platform, or if there are any defects or disruptions in The Generate Platform that are not timely resolved, our ability to develop new innovations and ultimately gain market acceptance of our products and The Generate Platform, could be materially and adversely impacted, and our reputation, business, operating results and prospects could be materially harmed.

We have limited clinical data on product candidates that were computationally engineered with The Generate Platform demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of product candidates computationally engineered with The Generate Platform is unknown. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new product candidates as quickly or cost effectively as expected and we therefore may not be able to execute on our strategic approach as originally expected.

Product candidates engineered with The Generate Platform require substantial technical, financial and human resources to develop and potentially commercialize. We may not be able to maintain sufficient resources and expertise to discover additional programs and product candidates. If we are unable to identify successful programs and product candidates for preclinical and clinical development and regulatory approval in a timely manner or at all, we could experience significant delays or an inability to successfully pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates, which could harm our business.

Issues relating to our use of AI in the identification of our programs and the engineering and development of our product candidates could adversely affect our business and operating results.

We incorporate AI solutions, among other technologies and capabilities, into The Generate Platform. There are risks involved in utilizing AI, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. If our AI systems fail to achieve their intended purposes – such as identifying viable therapeutic candidates or targets, predicting biological outcomes, producing reproducible results, and other similar or related purposes – our product development efforts may be delayed or unsuccessful. If we are unable to successfully integrate and manage AI within our business, or if AI fails to deliver the expected benefits, our ability to develop our programs and product candidates could be materially adversely affected.

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

The legal landscape and subsequent legal protection for the use of AI remains uncertain, and the increasing use of AI in drug discovery and development introduces new and evolving risks related to ownership, inventorship and protection of intellectual property generated by or with the assistance of AI technologies. For example, generative AI may be used improperly or inappropriately, which could lead to the tainting of our proprietary information and render us unable to qualify for certain patent or trade secret protection. Moreover, if our vendors, employees, suppliers or contractors with access to our proprietary and confidential information and know-how were to disclose such information as inputs to third-party AI tools this could lead to loss of trade secret protection and otherwise impact our ability to realize the benefit of our intellectual property. If we do not have sufficient rights to collect or use the data on which our AI relies or to the outputs produced by The Generate Platform, we may incur liability through the alleged violation of certain laws, third-party privacy rights, online terms of service or other contracts to which we or our data providers are a party. In addition, we rely on third-party software and hardware for The Generate Platform. If the relevant software or hardware, or updates to such software or hardware, were to become unavailable to us in the future on reasonable commercial terms, or if they became the subject of allegations of intellectual property infringement, our ability to continue to use The Generate Platform could be affected. We also rely on public sources of data, such as the Protein Data Bank, which, if they became unavailable to us on reasonable terms, could affect The Generate Platform. Regulatory and legal frameworks governing inventions created with or using AI are still developing and may create uncertainty regarding our ability to secure and enforce rights in such inventions.

AI presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. In addition to The Generate Platform, we have adopted and integrated, and in the future may adopt and integrate additional generative AI tools into our systems for specific use cases reviewed by our legal department and information technology department. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Risks Related to the Research, Development, Regulatory Review and Approval of Our Product Candidates

Preclinical and clinical development is inherently lengthy and uncertain. Preclinical and clinical trials of our product candidates may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which would have a material adverse impact on The Generate Platform or our business.

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

Further, conducting clinical trials in foreign countries, as we are for GB-0895 and as we may continue to do so in the future for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

We are currently enrolling patients in two global Phase 3 clinical trials for GB-0895 in patients with severe asthma across North America, Europe, Latin America and Asia Pacific, and we expect to continue to conduct trials for our current and future product candidates internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the Regulatory Authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations, and the FDA can validate the data through on-site inspections or other appropriate means. Many foreign regulatory authorities have similar approval requirements, including in relation to the use of data from clinical trials conducted in foreign jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the Regulatory Authorities will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the Regulatory Authorities do not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in any product candidates that we develop being delayed or halted in development or not receiving approval for commercialization in the applicable jurisdiction. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Delays or difficulties in enrollment may result in increased costs or otherwise affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates, or result in termination of the clinical trials altogether. For example, in order to enroll a sufficient number of participants in our Phase 3 clinical trials for GB-0895 in patients with severe asthma, we are in the process of contracting with sites across North America, Europe, Latin America and Asia Pacific.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, biosimilars compete with, and in some circumstances may be deemed under state law to be substitutable for the previously approved reference product. For example, FDA discussed the potential for sponsors under FDA draft guidance issued in 2024 to demonstrate interchangeability without conducting so-called “switching” studies and the potential for sponsors under FDA draft guidance issued in 2025 to demonstrate biosimilarity without conducting comparative efficacy studies. Although the FDA has yet to finalize these draft guidance documents, these or similar efforts may increase the risk of competition for our biologic product candidates, if approved. The approval of a biosimilar of our product candidate could have a material adverse impact on our business due to increased competition and pricing pressure.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. The general approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. In February 2026, the then-current FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence would be the FDA's default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. In June 2026, the FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. However, the FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. Regulatory Authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from Regulatory Authorities or those that have been used for the approval of similar drugs, will be acceptable for future approvals. The clinical development of our product candidates is also susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate purity, potency or efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the Regulatory Authorities that a product candidate may not continue development or is not approvable. It is possible that even if our product candidates have a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events or other adverse events, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

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

•
staffing changes, leadership changes, and backlogs at the Regulatory Authorities may create unexpected delays in the review and approval of any applications we may submit; and
•
the approval policies or regulations of the Regulatory Authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

For example, we began our pivotal Phase 3 trials of GB-0895 using a syringe and vial presentation, similar to the presentation used in prior trials of GB-0895. We intend to submit the PFS presentation to Regulatory Authorities in our marketing submissions, including our BLA submission to the FDA. During the course of the Phase 3 trials, we also intend to conduct trials of a separate autoinjector pen device using GB-0895; it is our intention to amend our BLA submission at some point in the future to include the future autoinjector pen presentation; as a result, we may be required to gather additional data before we are able to submit a marketing application for GB-0895 or any of our other current or future product candidates, if ever. Any delay of clinical trials, the repetition of one or more clinical trials, or any Regulatory Authority's need for additional data to support a combination biologic-device presentation could cause delays in approval of our product candidates, increase our costs, and could jeopardize our ability to commence sales and generate revenue.

If we fail to expand our development of GB-0895 into additional indications, or engineer and subsequently develop and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

Although we are initially focused on developing and commercializing GB-0895 for the treatment of severe asthma, we also plan to evaluate developing GB-0895 for the treatment of COPD, such evaluation to take into account expected clinical timelines, regulatory feedback, costs and the clinical data from our Phase 1b trial. Expansion into new indications will require additional, time-consuming development efforts and significant additional expense prior to commercial sale, including preclinical studies, clinical trials and approval by the Regulatory Authorities. In addition, we plan to focus on continuing to develop, evaluate and potentially commercialize GB-4362 and GB-5267. All product candidates are prone to the risks of failure that are inherent in biopharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

If any of the foregoing events occur or if one or more of our product candidates prove to be unsafe, our entire pipeline or The Generate Platform could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have activated clinical trial sites and dosed the initial patients as part of our Phase 1 clinical trial of GB-4362 in patients receiving enfortumab vedotin plus pembrolizumab to assess GB-4362’s potential as an adjunct therapy for reduction in peripheral neuropathy, while preserving antibody-drug conjugate ("ADC") anti-tumor efficacy. The use of our product candidates in combination with each other and/or in patients already receiving other companies’ treatments may subject us to risks that we would not face if our product candidates were to be administered as monotherapies.

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

In addition, because GB-4362 is expected to be administered as a commercial product, if approved, in combination with other therapies, payors may assess the overall cost of the treatment regimen, not solely the cost or value proposition of our licensed product. Combination regimens are subject to heightened reimbursement risk, as payors may:

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

Disruptions at the FDA and other government agencies caused by, funding shortages, staffing limitations, leadership changes, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, review, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

If a prolonged government shutdown occurs, or if renewed global health concerns, funding shortages, staffing limitations or leadership changes hinder or prevent the FDA or other Regulatory Authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not currently have long-term supply contracts with all of our suppliers and they are not obligated to supply materials to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our suppliers and manufacturers in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them, if approved. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the materials that we are required to purchase.

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

Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In addition, geopolitical tensions may impact our suppliers. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern,” or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern.” The BIOSECURE Act defines “biotechnology companies of concern” to include (i) entities on the U.S. Department of Defense’s 1260H (the “DoD 1260H list”) list of Chinese military companies operating in the United States and (ii) entities separately designated by OMB as subject to foreign adversary control and posing a national security risk based on factors including multiomic data collection. While the U.S. BIOSECURE Act provides a five-year grandfathering period (measured from the date the Federal Acquisition Regulation is revised with respect to a particular biotechnology company of concern), for certain contracts entered into before the applicable effective date, and including a provision protecting manufacturers’ eligibility for federal drug rebate agreements under the Medicaid program from being precluded solely as a result of BIOSECURE-driven disruptions to Department of Veterans Affairs contracting, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties, could be designated as biotechnology companies of concern in the future. While neither WuXi nor Lonza are currently on the DoD 1260H list or otherwise designated as a biotechnology company of concern at this time, an affiliate of WuXi was recently added to the DoD 1260H list, and either of the companies or their respective affiliates could be impacted by the same or similar future legislation or government policies. If WuXi, Lonza or any of the other third-parties that we engage to supply any materials or manufacture products for our preclinical studies and clinical trials should cease to continue to do so, or if we are prevented or restricted from using their services for any reason, we could experience delays in advancing these studies and trials while we identify and qualify replacement suppliers.

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

The manufacturing processes for our product candidates are complex and, if not developed and manufactured under well-controlled conditions, can adversely impact pharmacological activity. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management or shipping. These difficulties could be due to any number of reasons, including, but not limited to, complexities of producing batches at larger scale, equipment failure, choice and quality of raw materials and excipients, analytical testing technology and product instability. Moreover, we are currently conducting, and will in the future conduct, our clinical trials internationally. For example, we are currently conducting two global clinical trials for GB-0895 in patients with severe asthma. Logistical issues associated with shipping our product candidates and other materials globally from manufacturing sites to clinical sites, such as errors or improper handling by third-party carriers, transportation restrictions, or interruptions caused by natural disasters or force majeure events, could result in loss or destruction of, or damage to, our clinical supply, which may in turn cause delays in initiating or completing clinical trials.

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

Although we intend to design the clinical trials for certain of our product candidates, our collaboration partners may design the clinical trials that they are managing (in some cases, with our input) and in the case of clinical trials controlled by us, we expect that CROs will perform many of the activities required to conduct clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will, in many respects, be outside of our direct control. Our reliance on third-parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also potentially lead to mistakes as well as difficulties in coordinating activities. Outside parties may: have staffing difficulties; fail to comply with contractual obligations; experience regulatory compliance issues; undergo changes in priorities or become financially distressed; form relationships with other entities, some of which may be our competitors; have human or system errors (e.g., inadvertent disclosure of confidential information) or be subject to cyber-attacks.

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

For example, we are party to collaboration arrangements with Amgen, Novartis, MD Anderson and Roswell Park, pursuant to which we agreed to collaborate to discover and develop protein therapeutics. We expect to enter into additional partnership, collaboration and licensing arrangements to take advantage of The Generate Platform, including for purposes of accessing additional capabilities, expertise and funding in the future. Our existing partnership, collaboration and licensing arrangements, and any future partnership, collaboration and licensing arrangements we may enter into, could pose a number of risks, including the following:

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

Whether we reach a definitive agreement for a partnership, collaboration or licensing arrangement will depend, among other things, on our assessment of the collaboration partner’s resources and expertise, the terms and conditions of the proposed partnership, collaboration or licensing arrangement, and the potential collaboration partner’s evaluation of a number of factors. Those factors may include, among others: (i) our technologies and capabilities, including The Generate Platform; (ii) our intellectual property position with respect to the subject program or product candidate; (iii) the design or results of clinical trials; (iv) the likelihood of approval by the Regulatory Authorities; (v) the potential market for the subject product candidate; (vi) potential competing products; and (vii) industry and market conditions generally. In addition, the significant number of business combinations among large pharmaceutical and biotechnology companies has reduced the number of potential future collaboration partners with whom we can partner.

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

Given the nature of our relationships with our collaboration partners, we often do not fully control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of our jointly-developed product candidates. As a result, our future success and the potential to receive revenues under these partnership, collaboration and licensing arrangements are significantly dependent on our collaboration partners’ efforts, over which we have little control. If our partnership, collaboration and licensing arrangements do not result in the successful development and commercialization of product candidates, a collaboration partner determines not to proceed with the future development of a program or product candidate initially engineered or developed utilizing The Generate Platform, a collaboration partner implements a clinical or regulatory strategy that ultimately does not enable the further development, approval or commercialization of the product candidate, or a collaboration partner terminates its arrangement with us, we may not receive any future research funding or milestone, earnout, royalty or other contingent payments under such arrangement, which may have a material and adverse effect on our business and revenues. In addition, our ability to monitor the achievement of clinical, regulatory and commercial milestones by our collaboration partners and enforce the payment of any corresponding fees is limited. If we do not receive the funding we expect under these agreements, the development of our and our other collaboration partners’ product candidates could be delayed and we may need additional resources to develop such product candidates.

In addition, in certain instances, our collaboration partners have the right to terminate their agreement with us for convenience. If one of our collaboration partners terminates its arrangement with us, we may find it more difficult to attract new partnership, collaboration and licensing arrangements and the perception of us in the business and financial communities could be adversely affected. We cannot assure investors that we will be able to maintain or expand our existing collaboration partners or that The Generate Platform will achieve adequate market acceptance among new collaboration partners. Any failure to increase penetration in our existing markets or new markets would adversely affect our ability to improve our operating results from our collaboration, partnership and licensing strategy.

All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report apply to the activities of our collaboration partners. If we and our collaboration partners do not receive regulatory approval for a sufficient number of product candidates originating from The Generate Platform, we may not be able sustain our business model.

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

Because of the complexities and long development timelines inherent in the drug development business, it is difficult to predict the timing of payments under our partnership, collaboration and licensing arrangements. In particular, payments under our partnership, collaboration and licensing arrangements are, in some cases, subject to the achievement of milestones and royalties, and our collaboration partner’s decisions to initiate or continue the drug creation work, and any future downstream payments with respect to product candidates generated using The Generate Platform will be subject to our collaboration partner’s advancement of our programs and product candidates, over which we have no control. As a result, our revenue for any particular period can be difficult to forecast. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts. Also, due to the limited probability of success for advancement of a program or product candidate by a collaboration partner at any given stage of development and the unpredictability of when a collaboration partner may choose to continue development of a product candidate and whether any payments will be due to us, our revenue may be difficult to forecast on an absolute basis.

Additionally, we recognize revenue either as we perform our development activities, upon completion of performing our development activities or upon achieving certain clinical, regulatory, and commercialization milestones. As a result, much of our revenue is generated from agreements entered into during previous periods. Consequently, a decline in demand for The Generate Platform, a decline in new or renewed business in any one quarter or any delays in the achievement, or any failure to achieve, development, regulatory and commercial milestones by our collaboration partners with respect to product candidates generated using The Generate Platform, may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through increased operations in any period, as revenue from collaboration partners is recognized over the course of their drug development and commercialization efforts.

Our collaboration partners have significant discretion in determining when and whether to make announcements, if any, about the status of our collaborations, including about preclinical and clinical developments and timelines for advancing collaborations, and the price of our common stock may decline as a result of announcements of unexpected or negative results or developments.

Our collaboration partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about preclinical and clinical developments and timelines for advancing product candidates generated using The Generate Platform. We do not generally plan to disclose the development status and progress of individual product candidates of our collaboration partners, unless those collaboration partners have publicly disclosed such information or permit us to make such disclosures. Our collaboration partners may wish to report such information more or less frequently than we expect, or they may not report such information at all, in which case we would not report that information either, unless material to our financial statements. Certain of our collaboration partners may in the future make statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaboration partners’ drug discovery and development programs, the amount of time, effort, and resources committed by us and our current and future collaboration partners, and the numerous uncertainties inherent in the development of drugs. In addition, if a collaboration partner chooses to announce a collaboration with us, there is no guarantee that we will receive payments related to collaboration revenue in that quarter or even the following quarter, as such payments are only payable to us in accordance with the terms of the agreements governing such collaborations. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our collaborations, or as a result of our collaboration partners withholding such information.

Risks Related to Our Intellectual Property

Our success is largely based upon our intellectual property and proprietary technologies, and we may be unable to adequately protect and/or enforce our intellectual property.

Our success depends, in large part, on our ability to obtain and maintain patents, trademarks, trade secrets, know-how and other intellectual property rights and proprietary technology relating to The Generate Platform and our product candidates, as well as our ability to successfully enforce our rights against third-party infringers and/or defend our intellectual property against third-party challenges or misappropriation. If we (or our licensees or licensors who may have the right to prosecute or enforce certain patents within our portfolio) fail to appropriately prosecute or are unable to obtain and maintain patent protection for our product candidates (or aspects thereof), our ability to develop, license and/or commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using, selling or importing competing products. This failure or inability to properly or adequately protect the intellectual property rights relating to these product candidates could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

The use of AI to engineer proteins is a relatively new scientific field, the continued development and potential use of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain intellectual property protection in the field. In general, patents are reserved for human inventors and significant and novel regulatory questions remain in flux about the contributory roles of AI versus the human inventors in securing intellectual property rights. We have obtained grants and issuances of certain patents relating to The Generate Platform and some of our product candidates. The issued patents and pending patent applications that we own or in-license in the United States and in key markets around the world, claim different aspects relating to our product candidates and to the engineering, development, manufacture and commercialization of other potential product candidates including, but not limited to, compositions and methods of use.

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
•
patents that may be issued may not include claims that cover a broad enough scope to prevent alternative solutions by competitors, including fast-follower products;
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

At present, we have rights to certain intellectual property, through licenses from third-parties and under patent filings that we own to develop our product candidates. Because our pipeline may involve additional product candidates that could require the use of proprietary rights held by third-parties, the growth of our business could depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific pharmaceutical formulations to work effectively and efficiently, and these rights may be held by others. We may be unable to acquire or in-license intellectual property rights that may be necessary to permit us to implement The Generate Platform or develop, manufacture or use our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Further, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the third-party may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our product candidate and enabling our competitors to compete with our product candidate.

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

We are dependent on patent rights, know-how and proprietary technology licensed or otherwise acquired from third parties, and we may also enter into additional agreements with third-parties in the future. Our current license agreements with third parties impose, and may in the future impose additional diligence, development and commercialization timelines, milestone payments, royalties, indemnification, insurance, non-competes or other obligations on us. If we fail to comply with our obligations to our licensors, collaborators or other third parties, our counterparties may have the right to terminate or take other actions under these agreements. Termination of these agreements or reduction or elimination of our rights under these agreements may result in us having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology that are necessary for our business. In particular, we depend substantially on the Flagship Agreement, pursuant to which we in-license patent rights, know-how and other rights that cover, among other things, GB-0895 and certain aspects of our proprietary AI models. As described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 27, 2026, Flagship Pioneering may terminate the Flagship Agreement for cause under specified circumstances. In addition, under the Stock Purchase Agreement with PMCo, PM LLC, and Flagship Labs, we are subject to certain new diligence, non-compete and reporting obligations, including with respect to the development of product candidates in various countries. If we breach these obligations, PM LLC may have the right to acquire development and commercialization rights in the applicable country, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects. For more information, please see Notes 14 and 15 in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

The USPTO has issued subject matter eligibility guidance instructing USPTO examiners on the ramifications of the Supreme Court rulings in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics, Inc., and applied the Myriad ruling to natural products and principles including all naturally occurring molecules. In addition, the USPTO continues to provide updates to its guidance that may make it impossible for us to obtain similar patent claims in future patent applications. Currently, our patent portfolio contains claims of various types and scope, including methods of medical treatment. The presence of varying types of claims in our patent portfolio significantly reduces, but may not eliminate, our exposure to potential validity challenges alleging a lack of subject matter eligibility. Furthermore, U.S. Court of Appeals for the Federal Circuit has held that an inventor on a U.S. patent must be a natural person and not a machine or AI. As a result, AI systems, regardless of their sophistication, cannot be named as inventors or joint inventors on a patent application as they are not natural persons. The USPTO has recently issued inventorship guidance for AI-assisted inventions. Given that we use AI in certain aspects of The Generate Platform, certain AI-assisted inventions may be deemed ineligible for patent protection if it is determined that there is not a sufficient level of human inventive contribution.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third-parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments may disrupt the global supply chain for biopharmaceutical products. For example, in July 2026, President Trump imposed new baseline tariffs generally ranging from 10% to 12.5%, and earlier imposed other tariffs on certain products from certain countries, in many cases equal to or exceeding 50%. President Trump also has imposed special tariffs on pharmaceutical products that generally range from 10% to 100%, unless the importing company has received U.S. government approval for building U.S. manufacturing capacity and for certain pricing arrangements. While these tariffs generally apply only to FDA-approved pharmaceuticals, the importation of certain APIs and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale could be subject to these tariffs, which could increase the costs of materials for our clinical trials. Any direct tariffs, if imposed on relevant pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical contract manufacturing organizations, and a delay in our development timelines.

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

In May 2025, the U.S. President signed Executive Order 14297, titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” directing the Department of Health and Human Services to establish “most-favored-nation” (“MFN”) drug price targets benchmarked to the lowest price paid for a branded drug in any Organization for Economic Co-operation and Development member country with per-capita gross domestic product at least 60% of U.S. per-capita gross domestic product. Since the issuance of Executive Order 14297, the U.S. government has entered into voluntary agreements with 17 pharmaceutical manufacturers under which participating manufacturers have agreed, among other things, to make MFN prices available to state Medicaid programs, launch certain new products at or near MFN prices, and sell directly to consumers through the TrumpRx.gov direct-to-consumer platform that launched in February 2026, generally in exchange for a three-year deferral of Section 232 pharmaceutical tariffs imposed on drug imports. In addition, in late 2025, CMS proposed two Medicare rebate models (GLOBE for Medicare Part B drugs and GUARD for Medicare Part D drugs) that would incorporate international price benchmarks into rebate calculation methodologies on a trial basis, and announced the GENEROUS model, under which participating manufacturers would offer MFN-aligned supplemental rebates to state Medicaid programs. The scope, duration, and enforceability of these MFN initiatives remain uncertain, as does the extent to which any future administration may expand, modify, or rescind them or seek legislative codification. If we receive marketing approval for any of our product candidates, we may face pressure through voluntary manufacturer agreements, administrative rulemaking, Section 232 tariff leverage, direct-to-consumer distribution platforms, or future legislative codification to offer our products at prices materially below those we might otherwise realize, which could adversely affect our revenues and the commercial prospects of our products.

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

In some therapeutic areas, like oncology, the FDA often approves new therapies initially only for use by patients with relapsed or refractory advanced disease. For example, we are developing GB-5267 in collaboration with Roswell Park and expect to dose the first patient in a Phase 1 clinical trial in patients with relapsed or refractory platinum-resistant ovarian cancer in 2026. In the event GB-5267 proves to be sufficiently beneficial we would expect that approval could be sought in earlier lines of treatment and potentially as a first line therapy but there is no guarantee that GB-5267 or any other product candidates targeting relapsed or refractory diseases, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, technical and medical personnel. We are highly dependent upon members of our management, as well as technology and scientific teams, many of whom have been instrumental for us and have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the development of The Generate Platform and our pipeline. Each of the members of our management team, and all of our employees, including key technical personnel, scientists and clinicians, are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. The loss of any of these persons’ services may adversely impact the achievement of our research, development, financing and commercialization objectives. We currently do not have “key person” insurance on any of our employees. Many of our key employees, including members of our leadership team, have been with us for several years, and have a significant amount of fully vested stock options or other long-term equity incentives which may become valuable and will be publicly tradable by them once their lock-up agreements expire at the close of trading on August 25, 2026. We may not be able to retain these employees due to the competitive environment in the biotechnology industry, particularly in the greater Boston, Massachusetts region.

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

Our information technology systems and data are vulnerable to compromise or damage from cybersecurity attacks or accidents. We have experienced significant growth in the complexity of our data and the software tools that our hardware infrastructure supports. We rely significantly upon information technology systems and infrastructure owned and maintained by us or by third-party providers to generate, collect, store and transmit confidential and proprietary information and data (including, but not limited to intellectual property, proprietary business information and personal information) and to operate our business. We also outsource elements of our operations to, and obtain products and services from, third-parties and engage in collaborations for drug design with third-parties, each of which has or could have access to our confidential or proprietary information. Our employees on occasion travel to countries which are at elevated risk of cyber-intrusion, data theft and expropriation.

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

We have experienced, and we may continue to experience, cyber-attacks, security breaches and incidents and other system failures, although to our knowledge we have not experienced any material interruption or incident. The loss, corruption, unavailability of or damage to our data would interfere with and undermine the insights we draw from The Generate Platform and could impair the integrity of our clinical trial data, leading to regulatory delays or the inability to get our product candidates approved. If we do not accurately predict and identify our infrastructure requirements and failures and timely enhance our infrastructure, or if our remediation efforts are not successful, it could result in a material disruption of our business operations and development programs, including the loss or unauthorized disclosure of our know-how, individuals’ personal information or other proprietary or sensitive data. A security breach or incident that leads to unauthorized acquisition, disclosure or other processing of our intellectual property or other proprietary information could also affect our intellectual property rights and enable competitors to compete with us more effectively.

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

We rely on third-party data centers and telecommunications solutions, including cloud infrastructure services such as Amazon Web Services, to host substantial portions of The Generate Platform and to support our business operations. We have limited control over these cloud-based service or other third-party providers, although we attempt to reduce risk by minimizing reliance on any single third-party or its operations. We have experienced, and expect we may in the future again experience system interruptions, outages or delays due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. A prolonged service disruption affecting our cloud-based solutions could damage our reputation or otherwise materially harm our business.

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

Natural disasters could severely disrupt our operations, and have a material adverse impact on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, cybersecurity attack or other force majeure event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, limited our ability to access or use The Generate Platform or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. Cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse impact on our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2026, we have 128,269,428 shares of common stock outstanding. Of these shares, the 25,000,000 shares sold in our IPO may be resold in the public market immediately. The resale of 103,142,484 shares of our outstanding common stock is currently restricted under securities laws or as a result of lock-up or other agreements, but will be able to be sold after the expiration of the lock-up following the close of trading on August 25, 2026, and termination of restrictions under securities laws. Moreover, holders of an aggregate 94,349,702 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly and event driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an EGC. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may not be able to produce reliable financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or comply with the Nasdaq listing requirements. In addition, we could make errors in our financial statements that could require us to restate our financial statements.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2025, we had U.S. federal NOL carryforwards of $331.8 million (which are not subject to expiration) and state NOL carryforwards of $287.6 million (which begin to expire in 2042). We also had U.S. federal research and development tax credit carryforwards of $24.9 million available to offset future U.S. federal income taxes, which expire at various times through 2040. As of December 31, 2025, we had state tax credit carryforwards of $13.4 million which expire at various times through 2040. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal NOLs may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least five percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. Our prior equity offerings and other changes in our stock ownership have resulted in such ownership changes in the past and on December 31, 2025, we have recorded a $207.8 million valuation allowance against deferred tax assets to reflect tax assets which may not be fully realized as a result of such ownership changes. We do not believe that ownership changes as defined by Sections 382 and 383 of the Code have occurred as a result of our IPO. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

(a) None.

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

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the fiscal quarter ended June 30, 2026, the following executive officer adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

•
On May 20, 2026, Jason Silvers, our President and Chief Financial Officer, adopted a written trading plan (the “Silvers Plan”) for the sale of up to 82,000 shares of our common stock. The Silvers Plan is intended to satisfy the conditions of Rule 10b5-1(c) and was adopted during an open trading window and at a time when Mr. Silvers was not aware of material nonpublic information. The Silvers Plan provides for sales to commence on or after September 2, 2026 and to terminate on May 20, 2027, subject to earlier completion or termination in accordance with its terms.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

Generate Biomedicines, Inc.

Date: August 6, 2026	By:	/s/ Michael Nally
Michael Nally, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jason Silvers
Jason Silvers, M.D., J.D.
President and Chief Financial Officer (Principal Financial and Accounting Officer)