Form 10-Q
period 2026-09-30
Generate Biomedicines, Inc.
filed 2026-11-12
CIK 2100782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 129,096,666 shares of common stock, $0.001 par value per share, outstanding.

1

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, nonclinical studies and clinical trials, results of nonclinical studies and clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress and results of our research and development programs, nonclinical studies and clinical trials;
•
the ability of clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results, and the ability of our nonclinical studies and earlier clinical trials to predict later clinical trial results;
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

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission ("SEC") as exhibits to this Quarterly Report and previous filings, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosure contained in this Quarterly Report, and we believe that these sources are reliable; however, we have not independently verified the information contained in such publications.

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
•
Nonclinical and clinical development is inherently lengthy and uncertain. Preclinical and clinical trials of our product candidates may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which would have a material adverse impact on The Generate Platform or our business.
•
We are currently enrolling patients in clinical trials for GB-0895 globally and may in the future conduct clinical trials for other product candidates outside the United States, and the U.S. Food and Drug Administration (the “FDA”), the Medicines and Healthcare products Regulatory Agency, the European Medicines Agency (the “EMA”), Pharmaceuticals and Medical Devices Agency and other comparable foreign regulatory authorities (collectively, the “Regulatory Authorities”) may not accept data from such trials.
•
If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.
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
•
We rely on third parties for the supply and manufacture of our product candidates for our research, nonclinical and clinical activities, and may do the same for commercial supplies of our products, if approved. As our pipeline increases and matures, the increased demand for supplies from our manufacturers may increase the risk that we will not have sufficient supply when needed or at an acceptable cost.
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
•
We have in the past entered into, and in the future may enter into, partnership, collaboration and licensing arrangements with third parties to support development of programs and product candidates. If these partnership, collaboration and licensing arrangements are not successful, our business could be adversely affected.
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
•
We may not be able to satisfy listing requirements of the Nasdaq Global Select Market (“Nasdaq”) or maintain a listing of our common stock on Nasdaq.
•
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for investors.

The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$140,350	$121,650
Marketable securities	263,862	99,848
Restricted cash and cash equivalents (VIE)	—	339
Prepaid expenses and other current assets	10,429	12,528
Total current assets	414,641	234,365
Property and equipment, net	38,653	29,151
Operating lease right-of-use assets	53,255	59,860
Other assets	9,341	6,806
Total assets	$515,890	$330,182
Liabilities, convertible preferred stock, non-controlling interest and stockholders’ equity (deficit)
Current liabilities:
Accounts payable(1)	$7,892	$3,837
Accrued expenses and other current liabilities	43,554	42,164
Deferred revenue - current	7,947	21,194
Current portion of finance lease liabilities	12,499	4,311
Operating lease liabilities - current	10,830	10,697
Total current liabilities	82,722	82,203
Non-current liabilities:
Warrant to purchase convertible preferred stock	—	1,205
Non-current portion of finance lease liabilities	5,891	2,908
Deferred revenue - non-current	—	4,511
Operating lease liabilities - non-current	46,121	50,610
Other long term liabilities	—	116
Total liabilities	134,734	141,553
Commitments and contingencies (Note 13)
Convertible preferred stock	—	811,826
Non-controlling interest	—	(7,232)
Stockholders’ equity (deficit):
Common stock, par value $0.001; 500,000,000 and 200,456,735 shares authorized as of September 30, 2026 and December 31, 2025 respectively; 129,021,869 and 33,116,957 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	129	33
Additional paid-in capital	1,273,942	60,189
Accumulated other comprehensive (loss) income	(264)	106
Accumulated deficit	(892,651)	(676,293)
Total stockholders’ equity (deficit)	381,156	(615,965)
Total liabilities, convertible preferred stock, non-controlling interests and stockholders’ equity (deficit)	$515,890	$330,182

(1)
Includes related party amounts of $0.1 million as of September 30, 2026, and $0.2 million as of December 31, 2025. See Note 14 for details of related party amounts.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$4,220	$9,634	$17,758	$28,582
Operating expenses:
Research and development(1)	82,254	62,151	204,396	168,711
General and administrative(2)	13,473	10,295	40,595	30,987
Total operating expenses	95,727	72,446	244,991	199,698
Loss from operations	(91,507)	(62,812)	(227,233)	(171,116)
Other income (expense), net
Change in fair value of convertible preferred stock warrant liability	—	—	(363)	—
Interest expense	(192)	(253)	(529)	(928)
Interest income	4,149	3,105	11,691	11,175
Foreign currency exchange loss	(58)	(39)	(62)	(86)
Total other income (expense), net	3,899	2,813	10,737	10,161
Loss before provision for income taxes	(87,608)	(59,999)	(216,496)	(160,955)
Provision for income taxes	(49)	(34)	(130)	(134)
Net loss	(87,657)	(60,033)	(216,626)	(161,089)
Net loss attributable to non-controlling interests	—	(6,418)	(268)	(13,360)
Net loss attributable to Generate Biomedicines, Inc. stockholders	(87,657)	(53,615)	(216,358)	(147,729)
Convertible preferred stock accrued dividends	—	(11,592)	(7,749)	(34,777)
Net loss attributable to Generate Biomedicines, Inc. common stockholders	$(87,657)	$(65,207)	$(224,107)	$(182,506)
Net loss per share, basic and diluted	$(0.68)	$(1.97)	$(2.09)	$(5.54)
Weighted average common shares outstanding, basic and diluted	128,514,700	33,038,657	107,441,915	32,943,260
Other comprehensive loss:
Net loss	(87,657)	(60,033)	(216,626)	(161,089)
Unrealized (loss) gain on marketable securities	(135)	132	(370)	4
Comprehensive loss	$(87,792)	$(59,901)	$(216,996)	$(161,085)
Comprehensive loss attributable to non-controlling interest	—	(6,418)	(268)	(13,360)
Comprehensive loss attributable to Generate Biomedicines, Inc. stockholders	$(87,792)	$(53,483)	$(216,728)	$(147,725)

(1)
Includes related party amounts of $0.1 million for the nine months ended September 30, 2026, and $0.3 million for the nine months ended September 30, 2025. See Note 14 for details of related party amounts.
(2)
Includes related party amounts of $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2025. See Note 14 for details of related party amounts.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data) (unaudited)

							Accumulated
	Convertible Preferred Stock		Non-Controlling	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Interest	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2025	105,317,255	811,826	(7,232)	33,116,957	33	60,189	106	(676,293)	(615,965)
Issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	—	—	25,000,000	25	369,264	—	—	369,289
Contributions from noncontrolling interests	—	—	7,500	—	—		—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(105,317,255)	(811,826)	—	69,333,244	69	811,756	—	—	811,825
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	—	1,568	—	—	1,568
Exercise of common stock warrants	—	—	—	86,423	—	—	—	—	—
Exercise of stock options	—	—	—	655,860	1	3,216	—	—	3,217
Stock-based compensation	—	—	—	—	—	6,395	—	—	6,395
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(82)	—	(82)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	(268)	—	—	—	—	(61,446)	(61,446)
Balance at March 31, 2026	—	—	—	128,192,484	128	1,252,388	24	(737,739)	514,801
Exercise of stock options	—	—	—	76,944	—	414	—	—	414
Stock-based compensation	—	—	—	—	—	8,238	—	—	8,238
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(153)	—	(153)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	—	—	—	—	—	(67,255)	(67,255)
Balance at June 30, 2026	—	—	—	128,269,428	128	1,261,040	(129)	(804,994)	456,045
Exercise of stock options	—	—	—	752,441	1	4,845	—	—	4,846
Stock-based compensation	—	—	—	—	—	8,057	—	—	8,057
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(135)	—	(135)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	—	—	—	—	—	(87,657)	(87,657)
Balance at September 30, 2026	—	—	—	129,021,869	129	1,273,942	(264)	(892,651)	381,156

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data) (unaudited)

							Accumulated
	Convertible Preferred Stock		Non-Controlling	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Interest	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	103,460,716	$789,853	$(571)	32,691,628	$33	$38,469	$118	$(473,139)	$(434,519)
Issuance of Series C convertible preferred stock (net of issuance costs of $28)	1,856,539	21,973	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	750	—	—	—	—	—	—
Exercise of stock options	—	—	—	146,702	—	483	—	—	483
Stock-based compensation	—	—	—	—	—	4,744	—	—	4,744
Vesting of restricted stock	—	—	—	138,177	—	46	—	—	46
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(71)	—	(71)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	(2,629)	—	—	—	—	(41,685)	(41,685)
Balance at March 31, 2025	105,317,255	$811,826	$(2,450)	32,976,507	$33	$43,742	$47	$(514,824)	$(471,002)
Contributions from non-controlling interests	—	—	2,000	—	—	—	—	—	—
Exercise of stock options	—	—	—	45,701	—	154	—	—	154
Stock-based compensation	—	—	—	—	—	5,487	—	—	5,487
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(57)	—	(57)
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	(4,313)	—	—	—	—	(52,429)	(52,429)
Balance at June 30, 2025	105,317,255	$811,826	$(4,763)	33,022,208	$33	$49,383	$(10)	$(567,253)	$(517,847)
Contributions from non-controlling interests	—	—	5,500	—	—	—	—	—	—
Exercise of stock options	—	—	—	27,377	—	72	—	—	72
Stock-based compensation	—	—	—	—	—	4,817	—	—	4,817
Unrealized (loss) on marketable securities	—	—	—	—	—	—	132	—	132
Net loss attributable to Generate Biomedicines, Inc. stockholders	—	—	(6,418)	—	—	—	—	(53,615)	(53,615)
Balance at September 30, 2025	105,317,255	$811,826	$(5,681)	33,049,585	$33	$54,272	$122	$(620,868)	$(566,441)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(216,626)	$(161,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and accretion on marketable securities	(987)	(2,411)
Non-cash stock-based compensation	22,690	15,048
Non-cash lease expense	9,570	1,955
Depreciation and amortization	10,191	10,050
Changes in fair value of convertible preferred stock warrant liability	363	—
Changes in operating assets and liabilities:
Accounts receivable	—	(137)
Prepaid expenses and other current assets	2,099	(564)
Other assets	(2,550)	4,447
Accounts payable	4,043	1,936
Operating lease liabilities	(6,855)	983
Other long term liabilities	(116)	(175)
Accrued expenses and other liabilities	2,747	8,181
Deferred revenue	(17,758)	(28,582)
Net cash used in operating activities	(193,189)	(150,358)
Investing activities
Purchase of marketable securities	(469,288)	(164,730)
Purchases of property and equipment	(6,869)	(1,140)
Proceeds from sales and maturities of marketable securities	305,891	233,517
Net cash (used in) provided by investing activities	(170,266)	67,647
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	21,973
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	369,289	—
Contributions from non-controlling interests	7,500	8,250
Proceeds from exercise of stock options	8,475	709
Payments on finance lease obligations	(3,463)	(6,848)
Net cash provided by financing activities	381,801	24,084
Net increase (decrease) in cash, cash equivalents and restricted cash	18,346	(58,627)
Cash, cash equivalents and restricted cash at beginning of period	126,038	181,828
Cash, cash equivalents and restricted cash at end of period	$144,384	$123,201
Cash and cash equivalents, end of period	140,350	118,522
Restricted cash and cash equivalents (VIE)	—	625
Long-term restricted cash	4,034	4,054
Cash, cash equivalents and restricted cash at end of period	$144,384	$123,201
Supplemental disclosure of noncash investing and financing information:
Purchase of property and equipment included in the accounts payable and accrued liabilities	$720	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	14,171	—
Vesting of restricted stock	—	46
Reclassification of warrant liability to equity upon initial public offering	1,568	—
Conversion of convertible preferred stock to common stock	811,826	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATE BIOMEDICINES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business – Generate Biomedicines, Inc. (the "Company") is a clinical-stage generative biology company pioneering the AI revolution in biotechnology and drug design and development. The Company’s vision is to program biology to generate optimal therapeutics for the greatest impact on human health. Central to its vision is The Generate Platform, designed to be a therapeutic area and protein modality agnostic system integrating computational innovation with scalable biohardware to address therapeutic challenges beyond the reach of traditional technologies. The Company has built its Generate Platform to be a tight and fully-integrated loop (design–build–test–learn) to create proprietary, therapeutically relevant data and differentiated molecular solutions for the biological challenges the Company aims to address.

In addition to advancing its own product candidates, the Company seeks to extend the reach of the Generate Platform through collaborations with biopharmaceutical, research and technology organizations. These include existing collaborations with Amgen, Inc. (“Amgen”), Novartis Pharma AG (“Novartis”), and Roswell Park Comprehensive Cancer Center (“Roswell Park”), as well as new collaborations with Anthropic, PBC to evaluate AI-enabled workflows in selected research programs using access to its life sciences researchers and frontier AI models; and new collaboration with Zealand Pharma A/S (“Zealand”) to design and develop multispecific protein therapeutics for obesity and other metabolic diseases pursuant to two initial programs, with an option to add a third.

Since inception, the Company has devoted substantially all of its resources to drug discovery, the development of The Generate Platform and the advancement of its programs and product candidates, including its ongoing Phase 3 clinical trials for GB-0895 and Phase 1 clinical trials for GB-4362, for which it has dosed patients in its initial cohort and have begun to enroll the second cohort in the second of potentially three dose-escalation cohorts, and GB-5267, for which the first patient has been dosed, along with multiple nonclinical programs in immunology and oncology. In addition to its research and development efforts, the Company has invested in establishing and protecting its intellectual property portfolio, raising capital and obtaining financing, organizing and staffing the company, and providing general and administrative support for these operations. It does not have any products approved for sale.

Reverse Stock Split – In February 2026, the Company’s board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a one-for-1.5190 basis (the “Reverse Stock Split”), which was effected on February 20, 2026. The par value and authorized number of shares of common stock were not adjusted as a result of the Reverse Stock Split. All share data and per share data amounts for all periods presented in the unaudited condensed consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

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

Liquidity and Capital Resources – As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $404.2 million. The Company has incurred recurring losses since its inception, including a net loss of $216.6 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had an accumulated deficit of $892.7 million.

As of December 31, 2025, the Company had concluded that there was substantial doubt about its ability to continue as a going concern. Upon closing of the IPO and receipt of the associated cash proceeds, the Company has alleviated the substantial doubt that previously existed, and based on the Company’s current capital resources, which consist of its cash, cash equivalents and marketable securities on hand at September 30, 2026, together with the $30.0 million upfront payment received from Zealand in October 2026 in connection with the Zealand collaboration, it expects to have sufficient cash to fund its current operating plan into the first half of 2028. The Company expects to require additional capital to support its long-term operations.

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

At the inception of a transaction, the Company identifies each entity involved in such transaction for which control is achieved by the Company through means other than voting rights (each a “variable interest entity” or “VIE”) and determines if the Company is the primary beneficiary of such entity’s operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in a VIE when the Company is determined to be the primary beneficiary. ASC Topic 810, Consolidations, requires the Company to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on the Company’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance, whether the Company has the power to direct those activities, and if the Company’s obligation to absorb losses or receive benefits from the VIE could potentially be significant to the VIE.

For consolidated entities with ownership interest or economic rights held by third parties, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of common stock ownership interest retained in the respective operations by the non-controlling parties. The Company presents non-controlling interests as a component of stockholders’ equity or mezzanine equity on its consolidated balance sheets based on the redemption rights of the equity interest. The Company records the non-controlling interests’ share of loss based on the percentage of ownership interest retained by the respective non-controlling interest holders.

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

Recently Issued Accounting Pronouncements Not Yet Adopted – In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that at each interim and annual reporting period public entities disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; (4) the total amount of selling expenses; and (5) in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

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

3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities (in thousands):

	As of September 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$29,658	$—	$—	$29,658
Government securities	-	—	—	-
	$29,658	$—	$—	$29,658
Marketable securities:
Government securities	$189,127	$1	$(266)	$188,862
Term deposits	75,000	—	—	75,000
	$264,127	$1	$(266)	$263,862

	As of December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$92,788	$—	$—	$92,788
	$92,788	$—	$—	$92,788
Marketable securities:
Government securities	$99,742	$106	$—	$99,848
	$99,742	$106	$—	$99,848

The Company did not record a provision for credit losses on any marketable securities for the nine months ended September 30, 2026 and year ended December 31, 2025. No securities held by the Company were delinquent on contractual payments as of September 30, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the period then ended. Interest on investments is recognized as interest income in the unaudited condensed consolidated statements of operations and comprehensive loss.

Information pertaining to marketable securities with gross unrealized losses as of September 30, 2026, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology, aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows (in thousands):

	As of September 30, 2026 - Less Than 12 Months
	# of Holdings	Gross Unrealized Loss	Fair Value
Government securities	61	$(266)	$183,946
	61	$(266)	$183,946

As of December 31, 2025, the Company did not hold any securities with gross unrealized losses.

All of the Company’s available-for-sale marketable securities mature within one year as of September 30, 2026 and December 31, 2025.

4. FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$29,658	$—	$—	$29,658
Government securities	—	-	—	-
	$29,658	$—	$—	$29,658
Marketable securities:
Government securities	$—	$188,862	$—	$188,862
Term deposits	—	75,000	—	75,000
	$—	$263,862	$—	$263,862

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$92,788	$—	$—	$92,788
	$92,788	$—	$—	$92,788
Marketable securities:
Government securities	$—	$99,848	$—	$99,848
	$—	$99,848	$—	$99,848
Liabilities:
Warrant to purchase convertible preferred stock	$—	$—	$1,205	$1,205
	$—	$—	$1,205	$1,205

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

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Warrant to purchase convertible preferred stock
Balance as of December 31, 2025	$1,205
Change in fair value	363
Reclassification of warrant liability to equity	(1,568)
Balance as of September 30, 2026	$-

There were no transfers among Level 1, Level 2, or Level 3 categories in the period presented.

Financial Instruments Not Recorded at Fair Value – The carrying values of accounts receivable, accounts payable and accrued expenses that are reported on the unaudited condensed consolidated balance sheet approximate their fair value because of the relatively short period of time between origination and expected realization or settlement.

5. COLLABORATION AGREEMENTS

Agreement with Novartis Pharma AG (“Novartis”)

On September 19, 2024, the Company entered into a Collaboration and License Agreement with Novartis (the “Novartis Collaboration Agreement”) to discover, develop, manufacture and commercialize protein therapeutics using The Generate Platform. The collaboration covers multiple collaboration targets, conducted under applicable research plans during defined research terms. As consideration for the collaboration, the Company received a $50.0 million upfront payment. Novartis also purchased 1,265,822 shares of the Company's Series C convertible preferred stock for $15.0 million. The Company is eligible to receive up to $1.0 billion across all programs upon the achievement of certain performance-based milestones, inclusive of $130.0 million in development and regulatory milestones and $210.0 million in commercial milestones associated with each research program. Novartis is also obligated to pay, on a licensed product-by-licensed product and on a country-by-country basis, tiered royalties ranging from a mid-single digit to a low tens percentage on worldwide net sales of any licensed product, subject to specified reductions and offsets.

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

For the three and nine months ended September 30, 2026, the Company recognized $3.5 million and $15.6 million, respectively, of revenue pursuant to the Novartis Collaboration Agreement. For the three and nine months ended September 30, 2025, the Company recognized $9.3 million and $22.7 million, respectively, of revenue pursuant to the Novartis Collaboration Agreement. The remaining transaction price of $7.0 million is expected to be recognized by the Company as revenue through 2027. As of September 30, 2026, all contingent payments were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

Agreement with Amgen Inc. (“Amgen”)

On December 24, 2021, the Company entered into a Collaboration and License Agreement with Amgen, as amended by the First Amendment dated October 5, 2022 and the Second Amendment dated December 12, 2023 (as amended from time to time, the “Amgen Collaboration Agreement”) to identify biologic proteins and antibodies directed against specified targets. The Amgen Collaboration Agreement initially covered five collaboration targets. In addition, Amgen has the option to nominate up to five additional collaboration targets, at additional cost, the first of which was exercised in December 2023 related to the sixth target. As consideration for the collaboration, the Company received a $50.0 million upfront payment. In connection with the Second Amendment, which added an additional collaboration target, the Company received an additional payment of $5.0 million. The Company is eligible to receive up to $370.0 million for each program upon the achievement of certain milestones, including $160.0 million in development and regulatory milestones and $210.0 million in commercial milestones per program. Amgen is also obligated to pay, on a licensed product-by-licensed product and on a country-by-country basis, tiered royalties ranging from a mid-single digit up to a low tens percentage on worldwide net sales of any licensed product, subject to customary reductions and offsets. Additionally, the Amgen Collaboration Agreement included an investment by Amgen of $25.0 million in equity, at the offering price, if the Company consummated certain future equity offerings. Amgen purchased 2,109,704 shares of the Company's Series C convertible preferred stock for approximately $25.0 million on May 9, 2023.

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

During the year ended December 31, 2024, a development milestone related to an initial collaboration target was achieved which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized during the year ended December 31, 2024 as this variable consideration was allocated to a distinct performance obligation and the Company had completed its related performance obligation related to the collaboration target. All other milestones and royalties were constrained as of September 30, 2026. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

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

For the three and nine months ended September 30, 2026, the Company recognized $0.7 million and $2.1 million, respectively, of revenue pursuant to the Amgen Collaboration Agreement. For the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $5.9 million, respectively, of revenue pursuant to the Amgen Collaboration Agreement. The remaining transaction price of $1.0 million is expected to be recognized as revenue through 2027.

Agreement with The University of Texas M.D. Anderson Cancer Center ("MD Anderson")

In April 2023, the Company entered into a co-development and commercialization collaboration agreement with MD Anderson to discover and develop protein therapeutics for up to five oncology targets. Under the agreement, the Company and MD Anderson agreed to share research and development expenses as well as profits generated through commercialization of jointly developed products. The arrangement is considered a collaboration agreement under ASC 808 and the Company recognizes costs as incurred and reimbursements as a reduction of research and development expense. As of September 30, 2026, the Company had a net reimbursement payable to MD Anderson of less than $0.1 million.

Agreement with Roswell Park Comprehensive Cancer Center ("Roswell Park")

In October 2023, the Company entered into a collaboration agreement with Roswell Park to discover and develop chimeric antigen receptors T-cell therapies and armoring technologies for up to three oncology targets. Under the agreement, the Company and Roswell Park agreed to share research and development expenses as well as profits generated through commercialization of jointly developed products. The arrangement is considered a collaboration agreement under ASC 808 and the Company recognizes costs as incurred and reimbursements as a reduction of research and development expense. As of September 30, 2026, the Company had a net reimbursement payable to Roswell Park of $1.3 million.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Finance lease right of use assets	$35,639	$20,722
Lab equipment	42,894	37,384
Computers and software	3,513	3,513
Furniture and fixtures	2,023	2,023
Leasehold improvements	11,467	9,661
Construction in process	1,565	4,105
Total property and equipment	97,101	77,408
Less accumulated depreciation	(58,448)	(48,257)
Property and equipment, net	$38,653	$29,151

The Company leases equipment under agreements which are classified as finance lease liabilities in the accompanying unaudited condensed consolidated balance sheet. The equipment and obligations related to the leases are recorded at the present value of the lease payments. Depreciation is computed on a straight-line basis over the useful lives of the underlying assets.

Depreciation and amortization expense for the three and nine months ended September 30, 2026 was $3.7 million and $10.2 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2025 was $3.3 million and $10.1 million, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Compensation and benefit	$11,019	$13,798
Research and development	28,275	23,414
Legal and professional	1,097	2,324
Other current liabilities	3,163	2,628
Total accrued expenses and other current liabilities	$43,554	$42,164

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

The following securities are common stock equivalents, but were excluded in the computation of diluted net loss per share of common stock because to do so would have been anti-dilutive:

	September 30,	September 30,
	2026	2025
Series A convertible preferred stock	—	26,398,943
Series B convertible preferred stock	—	20,745,628
Series C convertible preferred stock	—	22,188,673
Warrant to purchase Series A convertible preferred stock	—	98,749
Stock options outstanding	23,573,887	21,874,047
Total	23,573,887	91,306,040

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

11. COMMON STOCK

As of September 30, 2026, the Company had authorized 500,000,000 shares of common stock.

As of September 30, 2026, the Company had reserved 30,856,808 shares for the exercise of outstanding stock options and the number of shares remaining available for grant under the 2026 Equity Incentive Plan (see Note 12).

	September 30,	December 31,
	2026	2025
Series A convertible preferred stock outstanding	—	26,398,943
Series B convertible preferred stock outstanding	—	20,745,628
Series C convertible preferred stock outstanding	—	22,188,673
Stock options outstanding	23,573,887	20,422,301
Shares reserved for future issuance under the 2019 Plan	—	3,404,855
Shares reserved for exercise of outstanding Warrant	—	98,749
Shares reserved for future issuance under the 2026 Plan	7,282,921	—
Total shares of common stock reserved for issuance	30,856,808	93,259,149

12. STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

During 2019, the Company adopted the 2019 Equity Incentive Plan, as amended (the “2019 Plan”). Under the 2019 Plan, there were 19,007,051 shares of common stock issuable upon the exercise of outstanding stock options as of September 30, 2026 that were previously granted to employees, officers, directors, consultants, and advisors. Options typically vest over four years and have a maximum term of 10 years. Concurrent with the IPO in February 2026, all unissued shares reserved for grant under the 2019 Plan ceased to be available, with future issuances intended to be made under the 2026 Equity Incentive Plan.

2026 Equity Incentive Plan

During the nine months ended September 30, 2026, in connection with the Company's IPO, the Company adopted the 2026 Equity Incentive Plan, as amended (the “2026 Plan”). The 2026 Plan initially provided for the issuance of up to 11,852,719 shares of common stock, and is expected to be increased annually at a rate of four percent of the then outstanding number of shares of common stock, or such lesser amount as may be determined by the Company's board of directors, plus the number of shares available from forfeitures and cancellations under the 2019 Plan. As of September 30, 2026, there were 7,282,921 shares of common stock available for issuance to employees, officers, directors, consultants, and advisors in the form of non-qualified and incentive stock options, restricted stock awards, and other stock-based awards. Options typically vest over four years and have a maximum term of 10 years.

Stock Option Valuation

The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Company's board of directors to be equal to the fair value of the common stock at the time of grant.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Expected term (in years)	6.1	6.2
Expected volatility	80.8%	82.3%
Risk-free interest rate	4.4%	3.7%
Expected dividend yield	—	—

As of September 30, 2026, there was $79.9 million of unrecognized compensation expense, related to unvested time-based stock options that will be recognized over a weighted-average remaining term of 2.7 years.

Prior to January 1, 2024, the Company issued stock options covering 631,665 shares of common stock subject to the performance condition of entering into one or more strategic transactions pursuant to which the Company has the right to receive, in the aggregate, at least $200.0 million in specified payments. During the year ended December 31,

2022, the vesting of stock options covering 157,916 shares of stock with this performance condition was accelerated following the signing of the Amgen Collaboration Agreement in recognition of performance that did not otherwise achieve the performance condition. During the year ended December 31, 2025, the vesting of stock options covering 157,916 shares of common stock with this performance condition was accelerated following the signing of the Novartis Collaboration Agreement in recognition of performance that did not otherwise achieve the performance condition. The balance of 315,833 shares of common stock underlying these stock options remains outstanding. No stock-based compensation expense has been recorded on the remaining unvested stock options as the performance conditions are not deemed probable of occurrence.

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

The following table summarizes the option activity under the 2019 Plan and the 2026 Plan:

	Options	Weighted Average Exercise Price per Unit	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	20,422,301	$5.91	7.3	$119,435
Granted	5,688,254	15.52
Exercised	(1,485,245)	5.71
Forfeited/Expired	(1,051,423)	8.34
Outstanding at September 30, 2026	23,573,887	$8.13	7.3	$167,307
Exercisable at September 30, 2026	13,647,155	$5.41	6.2	$131,524

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,567	$2,101	$9,620	$7,326
General and administrative	4,490	2,716	13,070	7,722
	$8,057	$4,817	$22,690	$15,048

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

14. RELATED-PARTY TRANSACTIONS

In August 2018, the Company entered into a ten-year management service agreement with Flagship Pioneering, Inc. (“Flagship Pioneering”) to provide management services, including accounting, human resources, information technology, legal, and consultation services (the "Flagship Managerial Agreement"). The Company also agreed to reimburse Flagship Pioneering for certain expenses, including insurance and benefits, partner and related fees, software licenses, supplies, and administration consulting services incurred on the Company’s behalf. Upon the effectiveness of the Company's Registration Statement on Form S-1 (File No. 333-293204), as amended, filed in connection with the Company's IPO on February 26, 2026, the Flagship Managerial Agreement was terminated. As of September 30, 2026 and December 31, 2025, the Company owed $0.1 million and $0.1 million, respectively, to Flagship Pioneering. For the three and nine months ended September 30, 2026, the Company recorded general and administrative expenses of $0.1 million and $0.3 million, respectively, payable to Flagship Pioneering. For the three and nine months ended September 30, 2025, the Company recorded general and administrative expenses of $0.2 million and $0.5 million, respectively, payable to Flagship Pioneering.

In July 2022, the Company entered into a Vivarium Shared Space Operating Agreement, as amended in May 2024, with Cellarity, Inc. (“Cellarity”), an affiliate of Flagship, to use a vivarium space, along with other companies affiliated with Flagship. The Company pays Cellarity a monthly operating fee for using the vivarium and obtaining various services; the shared cost is variable depending on the actual usage. As of September 30, 2026 and December 31, 2025, the Company had less than $0.1 million and $0.1 million in accounts payable to Cellarity, respectively. For the nine months ended September 30, 2026, the Company recognized expenses of $0.1 million, payable to Cellarity. For the nine months ended September 30, 2025, the Company recognized expenses of $0.3 million, payable to Cellarity.

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

15. VARIABLE INTEREST ENTITIES

Prior PMCo Agreement

On June 22, 2023, the Company entered into the Prior PMCo Agreement with PMCo, an affiliate of Flagship Pioneering, pursuant to which PMCo was granted an exclusive, worldwide, royalty-free, sublicensable license under certain of the Company’s patent rights and know-how to develop, manufacture and commercialize licensed products containing certain antibodies against thymic stromal lymphopoietin ("TSLP") and/or interleukin-4 receptor alpha (" IL-4Rα"), including GB-0895, in all fields. The Prior PMCo Agreement was terminated on February 26, 2026.

During the period from the effective date until June 2030, neither the Company nor any of its affiliates were permitted to develop or commercialize, nor collaborate with, enable or otherwise authorize, license or grant any right to any third party to develop or commercialize, any antibody that (i) binds to TSLP, (ii) binds to both TSLP and IL-4Rα (but no other target), or (iii) binds to IL-4Rα (and no other target, including TSLP) in the territory. Subject to the license to PMCo, as between the parties, the Company solely owned and retained all right, title and interest in and to all technology, know-how and materials conceived, discovered, developed or otherwise made by or on behalf of PMCo or any of its affiliates or sublicensees in the course of performing activities under or in connection with the Prior PMCo Agreement, and any patents or patent applications claiming any of the developed know-how.

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

Following the first achievement of a specified regulatory milestone, and prior to a business combination of PMCo or a license transaction of all commercial rights for all licensed products, (i) the Company had the right to acquire all of the securities of PMCo for a price equal to a low tens percentage of the fair market value of such securities on terms and conditions to be negotiated between the Company and PMCo, and if the Company did not exercise such right, the Company had the right to initiate a business combination of PMCo or an exclusive license transaction with a third party; and (ii) PMCo had the right to have the Company acquire all of the securities of PMCo in exchange for royalties equal to a mid-to-high single-digit percentage on net sales of licensed products on a country-by-country and licensed product-by-licensed product basis until the later of (a) the expiration of the last valid claim of any patent right controlled by the Company or PMCo covering the use or sale of such licensed product in such country, (b) expiration of regulatory exclusivity for such product in such country, and (c) ten years following the first commercial sale of such licensed product in such country (such transactions in (i) and (ii), collectively, the “Subject Transactions”). Concurrently with the Prior PMCo Agreement, the Company, PMCo PM LLC, the sole stockholder of PMCo, entered into a drag-along agreement, pursuant to which PM LLC agreed to, among other things, vote in favor of a Subject Transaction.

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

The Prior PMCo Agreement was treated as an asset acquisition as PMCo’s assets transferred do not meet the definition of a business. Prior to the acquisition, PMCo’s majority stockholder was the same as the Company’s majority stockholder and there was common ownership and control, including common members of the Board. As such, the Company accounted for the asset acquisition as a transaction between entities under common control. The Company initially measured and recognized the assets and liabilities transferred at their carrying amounts in the accounts of PMCo at the date of transfer. Accordingly, the Company recognized non-controlling interest (“NCI”) based on the net assets held by PMCo. As a result of PMCo’s preferred stock being redeemable upon a deemed liquidation event and its put right, the NCI in PMCo was presented in mezzanine equity.

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

As a result of the acquisition of the non-controlling interest in PMCo, the Company will no longer allocate losses to such non-controlling interest. The net loss allocated to such non-controlling interest, was $0.3 million during the nine months ended September 30, 2026, and primarily represented amounts that PMCo had paid to the Company under the cost sharing arrangement. The net loss allocated to such non-controlling interest, was $6.4 million and $13.4 million during the three and nine months ended September 30, 2025, respectively, and primarily represented amounts that PMCo had paid to the Company under the cost sharing arrangement.

16. SEGMENT INFORMATION

The Company has one operating segment. The Company’s operating segment is engaged in the field of generative biology by using machine learning for drug discovery and development through the programming of novel protein therapeutics. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources based on net loss attributable to Generate Biomedicines, Inc. stockholders that also is reported on the consolidated statement of operations as consolidated net loss attributable to Generate Biomedicines, Inc. stockholders. This financial metric is used by the chief operating decision maker ("CODM") to make key operating decisions such as the allocation of capital between program expenses, early-stage discovery expenses, and general and administrative expense, including headcount and facilities decisions. The operating segment’s revenue is derived from multiple collaboration agreements from which the segment licenses certain development or product candidates and performs research and development services. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s long-lived assets are held in the United States. The following table presents selected financial information about the Company’s single operating segment. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$4,220	$9,634	$17,758	$28,582
Operating Expenses:
Research and development personnel-related (excluding stock-based compensation)	20,245	18,611	60,463	55,901
External research and development costs - GB-0895	37,130	12,443	73,206	29,517
External - discovery related costs and other	17,642	25,711	50,979	66,003
General and administrative personnel-related (excluding stock-based compensation)	4,043	4,157	13,228	13,045
External - General and administrative	4,916	3,393	14,234	10,134
Stock-based compensation	8,057	4,817	22,690	15,048
Depreciation expense	3,694	3,314	10,191	10,050
Other segment expenses (a)	58	39	425	86
Interest income	(4,149)	(3,105)	(11,691)	(11,175)
Interest expense	192	253	529	928
Provision for income tax	49	34	130	134
Consolidated net loss	$(87,657)	$(60,033)	$(216,626)	$(161,089)
Net loss attributable to non-controlling interests	-	(6,418)	(268)	(13,360)
Consolidated net loss attributable to Generate Biomedicines, Inc. stockholders	$(87,657)	$(53,615)	$(216,358)	$(147,729)

(a)
Other segment expenses include change in fair value of convertible preferred stock warrant liability and foreign currency exchange loss.

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2026 and events which occurred subsequently but not recognized in the financial statements. No subsequent events other than the subsequent event disclosed in this Note 17 have occurred that require disclosure.

On October 8, 2026, the Company entered into a collaboration and license agreement with Zealand to design and develop multispecific protein therapeutics for obesity and other metabolic diseases under two initial programs, with an option to add a third program. Generate will use the Generate Platform to conduct research through lead-candidate selection, after which Zealand will be responsible for clinical development, regulatory submissions and worldwide commercialization. The agreement provides for an upfront payment of $30 million, potential milestone payments of up to nearly $1.2 billion, including up to $35 million in early nonclinical milestones, and tiered royalties on worldwide net sales of commercialized products. Because the agreement was entered into after September 30, 2026, it is not reflected in the Company’s condensed consolidated financial statements as of or for the three and nine months ended September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the notes thereto for the year ended December 31, 2025 included in our final prospectus dated February 27, 2026 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage generative biology company pioneering the artificial intelligence ("AI") revolution in biotechnology and drug design and development. Our vision is to program biology to generate optimal therapeutics for the greatest impact on human health. Central to our vision is The Generate Platform, designed to be a therapeutic area and protein modality agnostic system integrating computational innovation with scalable biohardware to address therapeutic challenges beyond the reach of traditional technologies. We have built The Generate Platform to be a tight and fully-integrated loop (design–build–test–learn) to create proprietary, therapeutically relevant data and differentiated molecular solutions for the biological challenges we aim to address. In addressing these challenges, The Generate Platform can engineer solutions against therapeutic targets starting from either existing reference proteins or by suggesting completely novel ones without a reference starting point, also known as de novo design. The Generate Platform’s therapeutic potential has been demonstrated by successfully progressing three computationally engineered proteins into human clinical testing, the most advanced of which is GB-0895, an investigational long-acting anti-thymic stromal lymphopoietin (“TSLP”) monoclonal antibody, which is being evaluated in pivotal Phase 3 clinical trials for severe asthma. Also, in connection with our Phase 1 clinical trial for GB-4362, an investigational monomethyl auristatin E ("MMAE") neutralizer, we have dosed patients in our initial cohort and have begun to enroll the second cohort in the second of potentially three dose-escalation cohorts, and, in connection with our Phase 1 clinical trial for GB-5267, an investigational armored chimeric antigen receptor T-cell (“CAR-T") therapy in collaboration with Roswell Park Comprehensive Cancer Center ("Roswell Park"), the first patient has been dosed.

Since our inception, we have devoted substantially all of our resources to drug discovery, the development of The Generate Platform and the advancement of GB-0895 and our other product candidates, along with multiple nonclinical programs in immunology and oncology. In addition to our research and development efforts, we have invested in establishing and protecting our intellectual property portfolio, raising capital and obtaining financing, organizing and staffing our company, and providing general and administrative support for these operations. We do not have any products approved for sale.

To date, we have not generated any revenue from product sales. On March 2, 2026, we closed our initial public offering ("IPO"), pursuant to which we issued and sold 25,000,000 shares of common stock, resulting in net proceeds of $369.3 million. Prior to our IPO, we had principally raised capital through the private placement of our Series A, Series B and Series C convertible preferred stock, par value $0.001 per share (collectively, the “convertible preferred stock”), the issuance of convertible notes, payments from Amgen Inc. (“Amgen”) and Novartis Pharma AG (“Novartis”), and cost-sharing payments from our other partnership, collaboration or licensing arrangements which resulted in aggregate gross cash proceeds in excess of $934.0 million. We also have benefited from cost-sharing arrangements in our collaboration arrangements with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”), Roswell Park and Pioneering Medicines 02, Inc. (“PMCo”). On February 26, 2026, we acquired all of the outstanding capital stock of PMCo, thereby eliminating the non-controlling interest. At that time, our collaboration, including our cost-sharing arrangements, terminated and we became obligated to make certain payments to PMCo’s parent based on net sales. In addition, we recently announced new collaborations with Anthropic, PBC to evaluate AI-enabled workflows in selected research programs using access to its life sciences researchers and frontier AI models; and with Zealand Pharma A/S (“Zealand”) to design and develop multispecific protein therapeutics for obesity and other metabolic diseases pursuant to two initial programs, with an option to add a third program.

As needed, we will seek additional funding through public or private equity or debt financings, government or other third party grants, asset sales, royalty financings, partnership, collaboration and licensing arrangements, or a combination of these approaches. We may not be able to obtain funding on acceptable terms, or at all. The terms of any future financing may adversely affect the holdings or the rights of our current stockholders.

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

We have incurred significant operating losses since inception, and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates and any additional product candidates we may develop. Our net losses were $216.6 million and $161.1 million, of which $0.3 million and $13.4 million were attributable to a non-controlling interest for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $892.7 million.

We anticipate that our expenses and operating losses will increase substantially for the foreseeable future if and as we:

•
expand the number of our research and development programs;
•
continue or expand our scope of research or development of our current programs and product candidates in nonclinical development;
•
continue or expand the scope of our clinical trials for our product candidates;
•
initiate additional nonclinical, clinical or other studies for our programs and product candidates, including pursuant to some of our partnership, collaboration and licensing arrangements;
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

Our net losses may fluctuate significantly from period to period, depending on the timing of our current and potential future clinical trials and expenditures related to our research and developmental activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant audit, legal and regulatory expenses, as well as director and officer insurance premiums and investor relations costs. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such a time when we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, government or other third party grants, asset sales, royalty financings, partnership, collaboration and licensing arrangements, or a combination of these approaches. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our failure to raise capital or enter into such agreements or arrangements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition, including potentially requiring us to delay, limit, reduce or eliminate product development or future commercialization efforts, or grant rights to develop and market current or future development product candidates that we would otherwise prefer to develop and market ourselves.

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $404.2 million. We believe, based upon our current operating plan, that these amounts, together with the $30.0 million upfront payment received from Zealand in October 2026 in connection with the Zealand collaboration, will be sufficient to fund our current operating plan into the first half of 2028. We expect to require additional capital to support our long-term operations.

Components of Results of Operations

Revenues

We have not generated any revenues from the sale of products to date and do not expect to generate any revenues from the sale of products for the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenues in the future from product sales. For the foreseeable future, we expect substantially all of our revenues to be generated from our current collaboration arrangements with Novartis, Amgen and Zealand. For more information on our collaboration agreements with Novartis and Amgen, please see “License, Collaboration and Other Agreements” below and Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Research and Development Expenses

Research and development expenses consist primarily of external and internal costs incurred for our research and development activities, including development of The Generate Platform, our product discovery efforts and the development of our future product candidates. These expenses include:

•
external expenses, including expenses incurred under arrangements with third parties, such as contract development and manufacturing organizations (“CDMOs”), contract research organizations (“CROs”), providers of sponsored research, consultants and our scientific advisors;
•
costs related to compliance with regulatory authorities;
•
direct costs of conducting internal research and development for our internal nonclinical programs;
•
intellectual property and related future payments should certain development and regulatory milestones be achieved;
•
personnel-related costs, including salaries, bonuses, benefits and stock-based compensation for employees engaged in research and development functions;
•
expenses incurred for the procurement of materials, third party license fees, laboratory supplies and non-capital equipment used in the research and development process; and
•
depreciation, amortization and other direct and allocated expenses, including rent, insurance, maintenance of facilities and other operating costs, incurred as a result of our research and development activities.

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

We record accruals for estimated ongoing research costs and receive updated estimates of costs and amounts owed on a monthly basis from our third party service providers. When evaluating the adequacy of the prepaid expenses and accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted cost estimates from our third party service providers. Estimates are made in determining the balances at the end of any reporting period.

We use our personnel and infrastructure resources for our research and development efforts, including the advancement and development of The Generate Platform and our product candidates and managing external research and development efforts. A significant portion of our research and development costs have been, and will continue to be, external costs. External expenses, which are specific to a program, are tracked on a program-by-program basis for partner programs or upon development candidate nomination. Due to our ability to use certain resources across several programs, personnel-related expenses and indirect or shared operating costs incurred for our research and development programs are not recorded or maintained on a program-by-program basis.

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
•
the number and scope of additional nonclinical and clinical programs we decide to pursue, and the number of product candidates we decide to develop further;
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

Any changes in the outcome of any of these variables with respect to the development of our programs and product candidates or any future programs and product candidates that we may identify could result in a significant change in the costs and timing associated with the development of that program or product candidate. For example, if the U.S. Food and Drug Administration (the “FDA”), the Medicines and Healthcare products Regulatory Agency, the European Medicines Agency (the “EMA”), Pharmaceuticals and Medical Devices Agency and other comparable foreign regulatory authorities (collectively, the “Regulatory Authorities”) were to require us to conduct clinical trials beyond those that we anticipate would be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to slower than expected patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development. We may never succeed in achieving regulatory approval for any of our product candidates or any future product candidates that we may identify.

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

Loss attributable to non-controlling interest

In connection with our agreement with PMCo prior to its termination and our acquisition of all of the outstanding capital stock of PMCo on February 26, 2026, we determined that we were the primary beneficiary of PMCo, and therefore we consolidated PMCo. However, prior to such acquisition, we did not have any equity interest in PMCo, therefore all net losses associated with PMCo were attributable to the Company as the sole non-controlling interest holder. The net losses attributable to the non-controlling interest holder were the losses absorbed by the previous holders of the ownership interest of PMCo, which consist primarily of research and development costs that were reimbursed by PMCo under our collaboration agreement with PMCo. On February 4, 2026, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with PMCo, Pioneering Medicines 02, LLC ("PM LLC") and Flagship Labs, LLC ("Flagship Labs") to acquire the non-controlling interest of PMCo, contingent upon the execution of the underwriting agreement relating to our IPO. Upon the closing of the transactions contemplated by the Stock Purchase Agreement on February 26, 2026, we no longer allocated net income (loss) to such non-controlling interest, as we thereafter owned 100% of the equity of PMCo.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	September 30,	September 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$4,220	$9,634	$(5,414)
Operating expenses:
Research and development	82,254	62,151	20,103
General and administrative	13,473	10,295	3,178
Total operating expenses	95,727	72,446	23,281
Loss from operations	(91,507)	(62,812)	(28,695)
Other income (expense), net
Change in fair value of convertible preferred stock warrant liability	-	-	-
Interest expense	(192)	(253)	61
Interest income	4,149	3,105	1,044
Foreign currency exchange loss	(58)	(39)	(19)
Total other income (expense), net	3,899	2,813	1,086
Loss before provision for income taxes	(87,608)	(59,999)	(27,609)
Provision for income taxes	(49)	(34)	(15)
Net loss	$(87,657)	$(60,033)	$(27,624)
Net loss attributable to non-controlling interests	-	(6,418)	6,418
Net loss attributable to Generate Biomedicines, Inc. stockholders	$(87,657)	$(53,615)	$(34,042)

Collaboration Revenue

Collaboration revenue consisted entirely of revenue from the Collaboration and License Agreement with Novartis (the “Novartis Collaboration Agreement”) and the Collaboration and License Agreement, as amended by the First Amendment dated October 5, 2022 and the Second Amendment dated December 12, 2023, with Amgen (as amended from time to time, the “Amgen Collaboration Agreement”). Revenue under these agreements was recognized as we conducted research activities related to the research program or target program within the respective agreements based on costs incurred to conduct those activities relative to the total estimated costs. Collaboration revenue decreased to $4.2 million for the three months ended September 30, 2026 compared to $9.6 million for the three months ended September 30, 2025. Total revenue recognized pursuant to the Novartis Collaboration Agreement was $3.5 million during the three months ended September 30, 2026 compared to $9.3 million during the three months ended September 30, 2025. Additionally, pursuant to the Amgen Collaboration Agreement we recognized revenue of $0.7 million from Amgen during the three months ended September 30, 2026 compared to $0.3 million during the three months ended September 30, 2025. The decrease was due to us nearing completion of our performance obligations under both agreements, which we expect will be completed in 2027.

Research and Development Expense

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended
	September 30,	September 30,
	2026	2025	Change
External research and development costs by program:
GB-0895	$37,130	$12,443	$24,687
Discovery and other programs	3,182	10,153	(6,971)
Other research and development costs:
External - early research and infrastructure	14,459	15,559	(1,100)
Personnel-related (excluding stock-based compensation)	20,245	18,611	1,634
Stock-based compensation	3,567	2,101	1,466
Depreciation expense	3,671	3,284	387
Total research and development expense	$82,254	$62,151	$20,103

Research and development expenses increased to $82.3 million for the three months ended September 30, 2026 compared to $62.2 million for the three months ended September 30, 2025. The $20.1 million increase in research and development expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase of $24.7 million in spending on GB-0895 and an increase in personnel-related costs of $1.6 million, and an increase in stock-based compensation of $1.5 million, partially offset by a decrease in external discovery and other program related costs of $7.0 million.

External research and development expenses related to the GB-0895 program for the three months ended September 30, 2026 and 2025 were $37.1 million and $12.4 million, respectively. The increase of $24.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by expenses attributable to the continued advancement of our GB-0895 program including commencement of our global Phase 3 clinical trial in severe asthma in the first quarter of 2026 and Chemistry, Manufacturing and Controls ("CMC") expenses.

External discovery and other program costs in the three months ended September 30, 2026 decreased by $7.0 million from the three months ended September 30, 2025, primarily driven by a decrease in CMC and toxicology activities for development candidates.

Personnel-related expenses and stock-based compensation expense increased by $1.6 million and $1.5 million in the three months ended September 30, 2026, respectively, compared to the three months ended September 30, 2025. These increases related to salaries, benefits and other compensation costs attributable to the hiring of additional full-time employees in order to support the growth of our research and development programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended
	September 30,	September 30,
	2026	2025	Change
Personnel-related (excluding stock-based compensation)	$4,043	$4,157	$(114)
Stock-based compensation	4,490	2,716	1,774
Professional fees	3,520	2,234	1,286
Other costs	1,420	1,188	232
Total general and administrative expense	$13,473	$10,295	$3,178

General and administrative expenses increased to $13.5 million for the three months ended September 30, 2026, from $10.3 million for the three months ended September 30, 2025. The $3.2 million increase in general and administrative expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to an increase in stock-based compensation expense of $1.8 million driven by stock options granted to employees in the first quarter upon completion of our IPO, an increase in professional fees of $1.3 million and an increase in other costs of $0.2 million.

Other Income (Expense), Net

Other income (expense), net increased to $3.9 million for the three months ended September 30, 2026 from $2.8 million for the three months ended September 30, 2025. The $1.1 million increase for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 in other income (expense), net was primarily related to an increase in interest income of $1.0 million due to increases in our average cash, cash equivalents and marketable securities balance.

Loss Attributable to Non-Controlling Interest

Loss attributable to non-controlling interest decreased to zero for the three months ended September 30, 2026, from $6.4 million for the three months ended September 30, 2025. The $6.4 million decrease for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was a result of no longer allocating net income (loss) to the non-controlling interest in PMCo as we own 100% of the equity of PMCo as of February 2026.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$17,758	$28,582	$(10,824)
Operating expenses:
Research and development	204,396	168,711	35,685
General and administrative	40,595	30,987	9,608
Total operating expenses	244,991	199,698	45,293
Loss from operations	(227,233)	(171,116)	(56,117)
Other income (expense), net
Change in fair value of convertible preferred stock warrant liability	(363)	-	(363)
Interest expense	(529)	(928)	399
Interest income	11,691	11,175	516
Foreign currency exchange loss	(62)	(86)	24
Total other income (expense), net	10,737	10,161	576
Loss before provision for income taxes	(216,496)	(160,955)	(55,541)
Provision for income taxes	(130)	(134)	4
Net loss	$(216,626)	$(161,089)	$(55,537)
Net loss attributable to non-controlling interests	(268)	(13,360)	13,092
Net loss attributable to Generate Biomedicines, Inc. stockholders	$(216,358)	$(147,729)	$(68,629)

Collaboration Revenue

Collaboration revenue consisted entirely of revenue from the Novartis Collaboration Agreement and Amgen Collaboration Agreement. Revenue under these agreements was recognized as we conducted research activities related to the research program or target program within the respective agreements based on costs incurred to conduct those activities relative to the total estimated costs. Collaboration revenue decreased by $10.8 million to $17.8 million for the nine months ended September 30, 2026 from $28.6 million for the nine months ended September 30, 2025. Revenue under the Novartis Collaboration Agreement was $15.6 million and $22.7 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue under the Amgen Collaboration Agreement was $2.1 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease in revenue was due to us nearing completion of our performance obligations pursuant to the Novartis and Amgen agreements, both of which we expect will be completed in 2027.

Research and Development Expense

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2026	2025	Change
External research and development costs by program:
GB-0895	$73,206	$29,517	$43,689
Discovery and other programs	7,445	21,307	(13,862)
Other research and development costs:
External - early research and infrastructure	43,534	44,696	(1,162)
Personnel-related (excluding stock-based compensation)	60,463	55,901	4,562
Stock-based compensation	9,620	7,326	2,294
Depreciation expense	10,128	9,964	164
Total research and development expense	$204,396	$168,711	$35,685

Research and development expenses increased to $204.4 million for the nine months ended September 30, 2026 compared to $168.7 million for the nine months ended September 30, 2025. The $35.7 million increase in research and development expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase of $43.7 million in spending on GB-0895 and an increase in personnel-related costs of $4.6 million, and an increase in stock-based compensation of $2.3 million, partially offset by a decrease in external discovery and other program related costs of $13.9 million.

External research and development expenses related to the GB-0895 program for the nine months ended September 30, 2026 and 2025 were $73.2 million and $29.5 million, respectively. The increase of $43.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by expenses attributable to the continued advancement of our GB-0895 program, including expenses attributable to our Phase 1b clinical trial in COPD and expenses attributable to the commencement of our global Phase 3 clinical trial in severe asthma in the first quarter of the 2026 fiscal year, including related CMC costs.

External discovery and other program costs in the nine months ended September 30, 2026 decreased by $13.9 million from the nine months ended September 30, 2025, primarily driven by a decrease in CMC and toxicology activities for development candidates.

Personnel-related expenses and stock-based compensation expense increased by $4.6 million and $2.3 million in the nine months ended September 30, 2026, respectively, compared to the nine months ended September 30, 2025. These increase related to salaries, benefits and other compensation costs attributable to the hiring of additional full-time employees in order to support the growth of our research and development programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2026	2025	Change
Personnel-related (excluding stock-based compensation)	$13,228	$13,045	$183
Stock-based compensation	13,070	7,722	5,348
Professional fees	10,447	6,657	3,790
Other costs	3,850	3,563	287
Total general and administrative expense	$40,595	$30,987	$9,608

General and administrative expenses increased to $40.6 million for the nine months ended September 30, 2026, from $31.0 million for the nine months ended September 30, 2025. The $9.6 million increase in general and administrative expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase in stock-based compensation expense of $5.3 million, driven by stock options granted to employees in the first quarter of 2026 upon completion of our IPO, and an increase in professional fees of $3.8 million.

Other Income (Expense), Net

Other income (expense), net increased to $10.7 million for the nine months ended September 30, 2026, from $10.2 million for the nine months ended September 30, 2025. The $0.6 million increase for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 in other income (expense), net was primarily related to an increase in interest income of $0.5 million due to increases in our average cash, cash equivalents and marketable securities balance.

Loss Attributable to Non-Controlling Interest

Loss attributable to non-controlling interest decreased to $0.3 million for the nine months ended September 30, 2026, from $13.4 million for the nine months ended September 30, 2025. The $13.1 million decrease for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was a result of no longer allocating net income (loss) to the non-controlling interest in PMCo as we own 100% of the equity of PMCo as of February 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in clinical or nonclinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. On March 2, 2026, we closed our IPO, pursuant to which we issued and sold 25,000,000 shares of common stock, resulting in net proceeds of $369.3 million. Prior to our IPO, we had principally raised capital through the private placement of our convertible preferred stock, par value $0.001 per share, the issuance of convertible notes, payments from Amgen and Novartis, and cost-sharing payments from our other partnership, collaboration or licensing arrangements which resulted in aggregate gross cash proceeds in excess of $934.0 million. In addition, we have benefited from cost-sharing arrangements in our collaboration arrangements with MD Anderson, Roswell Park and PMCo. On February 26, 2026, we acquired all of the outstanding capital stock of PMCo, thereby eliminating the non-controlling interest. At that time, our collaboration, including our cost-sharing arrangements, terminated and we became obligated to make certain payments to PMCo’s parent based on net sales.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(193,189)	$(150,358)	$(42,831)
Investing activities	(170,266)	67,647	(237,913)
Financing activities	381,801	24,084	357,717
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,346	$(58,627)	$76,973

Operating Activities

Our cash flows from operating activities were greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in research and development of The Generate Platform, product candidates, including nonclinical studies, clinical trials, manufacturing and manufacturing process development. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which were generally due to stock-based compensation, depreciation and amortization and non-cash lease expense, as well as changes in components of operating assets and liabilities, which were generally due to deferred revenue, increased expenses and timing of vendor payments.

For the nine months ended September 30, 2026, operating activities used $193.2 million of cash, primarily resulting from a net loss of $216.6 million and changes in operating assets and liabilities that used $18.4 million in cash partially offset by changes in net non-cash expenses of $41.8 million.

For the nine months ended September 30, 2025, operating activities used $150.4 million of cash, primarily resulting from a net loss of $161.1 million and changes in operating assets and liabilities that used $13.9 million of cash, partially offset by $24.6 million of net non-cash expenses.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $170.3 million, which primarily consisted of purchases of marketable securities with the net proceeds of our IPO as well as purchases of equipment, offset by sales of marketable securities.

During the nine months ended September 30, 2025, net cash provided by investing activities was $67.6 million, which primarily consisted of sales and maturities of marketable securities, offset by purchases of marketable securities and equipment.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities of $381.8 million primarily related to proceeds received from issuance of our common stock, net of issuance costs and contributions from our non-controlling interest, offset by payments on finance lease obligations.

During the nine months ended September 30, 2025, net cash provided by financing activities of $24.1 million primarily related to proceeds received from issuance of our Series C convertible preferred stock, net of issuance costs and contributions from our non-controlling interest in PMCo, offset by payments on finance lease obligations.

Future Funding Requirements

We expect our future capital requirements to increase substantially over time in connection with our ongoing research and development activities, particularly as we advance our current and planned clinical development of GB-0895 and our other product candidates, and maintain our research efforts and nonclinical activities associated with The Generate Platform and our other programs. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to product sales, marketing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we expect to incur costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

As of September 30, 2026, we had total cash, cash equivalents and marketable securities of $404.2 million. We believe, based on our current operating plan, that these amounts, together with the $30.0 million upfront payment received from Zealand in October 2026 in connection with the Zealand collaboration, will be sufficient to fund our current operating plan into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. Additionally, the process of conducting nonclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses associated with these studies and trials is often uncertain. We expect to need to raise substantial additional capital in the future.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the progress, results and costs of, discovery and nonclinical studies for our programs and development candidates;
•
our ability to advance our clinical-stage product candidates into later-stage trials, which we expect will be required in order to seek marketing approval of our product candidates;
•
the costs associated with maintaining and improving The Generate Platform;
•
our ability to scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;
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

Identifying potential product candidates and conducting nonclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or issuance of convertible debt securities, our stockholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights as common stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our stockholders' ownership interest. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or development product candidates or grant licenses on terms that may not be favorable to us. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. For instance, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market development product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

Leases

We lease office space in Somerville, Massachusetts under a non-cancelable operating lease that expires in June 2032 and lease office and laboratory space in Andover, Massachusetts under a non-cancelable operating lease, as amended, that expires in December 2034. Our operating lease in Andover, Massachusetts includes an option of early termination allowing us to terminate the lease on or after December 31, 2031. We also entered into a finance lease agreement for the purchase of lab equipment. In August 2026, we entered into a cloud infrastructure arrangement that contains an embedded finance lease for dedicated computing capacity. Additionally, we have entered into a service agreement with a CRO in relation to the conduct of our phase 3 clinical studies for GB-0895, which contains embedded leases for certain equipment. Future minimum commitments under these leases are $97.2 million as of September 30, 2026. These commitments are also recognized as operating lease liabilities and finance lease liabilities on our balance sheet as of September 30, 2026.

Purchase and Other Obligations

We enter into contracts in the normal course of business with third party CROs, CDMOs and other third party vendors for nonclinical, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation generally consist of payments for services provided or expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs.

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

Agreements with PMCo and PM LLC

On June 22, 2023, we entered into a collaboration agreement (the "Prior PMCo Agreement") with PMCo, an affiliate of Flagship Pioneering, Inc, ("Flagship Pioneering") and a wholly owned subsidiary of PM LLC, pursuant to which the parties agreed to collaborate on research and development activities with respect to the licensed products containing certain antibodies against TSLP and/or interleukin-4 receptor alpha ("IL-4Rα") and share research and development costs, with us bearing 65% and PMCo bearing 35% of all fully-burdened research costs and development expenses, which percentage commitments were subject to adjustment. In addition, concurrently with the Prior PMCo Agreement, we and PM LLC entered into a drag-along agreement (the "Drag-Along Agreement") pursuant to which PM LLC agreed to, among other things, vote in favor of certain transactions with respect to PMCo.

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

Critical Accounting Policies, Estimates and Significant Judgments

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.

Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” or "EGC," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Since our inception in 2018, we have focused substantially all of our efforts and financial resources on developing The Generate Platform and researching and developing programs and product candidates. All of our programs and product candidates are still in the research, nonclinical development or clinical development stages. We have not yet demonstrated our ability to successfully complete Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing biopharmaceutical products, including conducting nonclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect to spend substantial amounts to (i) continue our research and development activities, perform nonclinical studies, and conduct clinical trials of our current and future programs and product candidates, (ii) continue to develop The Generate Platform, (iii) seek regulatory approvals for our product candidates, including GB-0895 and (iv) launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial sales, marketing and distribution organization.

As of September 30, 2026, we had approximately $404.2 million in cash, cash equivalents, and marketable securities. We believe, based on our current operating plan, that these amounts, together with the $30.0 million upfront payment received from Zealand in October 2026 in connection with the Zealand collaboration, will be sufficient to fund our current operating plan into the first half of 2028. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, royalty financings, government or other third party grants, asset sales, partnership, collaboration or licensing arrangements such as our collaborations with Amgen, Novartis, and Zealand or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing research and development and corporate activities. Because the length of time and activities associated with research and development of our programs and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for research, development, marketing and commercialization activities. Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to the:

•
number of programs that result in product candidates we choose to develop further;
•
initiation, progress, timing, costs and results of nonclinical or nonclinical studies and clinical trials for our product candidates;
•
resources required to further develop The Generate Platform;
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

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock, the issuance of convertible notes, payments from Amgen, Novartis and Zealand and cost-sharing payments from other partnership, collaboration or licensing arrangements. In December 2021, we entered into the Amgen Collaboration Agreement, and, in connection therewith, we received a non-refundable upfront payment of $50.0 million in January 2022, an equity investment of $25.0 million in May 2023 from the sale to Amgen of our Series C convertible preferred stock, an additional upfront payment of $5.0 million in December 2023 in connection with an amendment to the Amgen Collaboration Agreement, and a $5.0 million development milestone payment in August 2024. In September 2024, we entered into the Novartis Collaboration Agreement, and, in connection therewith, we received a non-refundable upfront payment of $50.0 million in October 2024 and an equity investment of $15.0 million from the sale of our Series C convertible preferred stock. In addition, we have benefited from cost-sharing arrangements in our collaboration arrangements with MD Anderson, Roswell Park and PMCo. Upon execution of the underwriting agreement relating to our IPO on February 26, 2026, we acquired PMCo. At that time, our collaboration, including our cost-sharing arrangements, terminated and we became obligated to make certain payments to PMCo’s parent based on net sales. We cannot be certain that additional funding will be available on favorable terms, or at all. Until we can generate sufficient product, milestone or royalty revenue to finance our operations, which we may never do, we expect to finance our future cash needs through a combination of public or private equity or debt financings, government or other third party grants, asset sales, royalty financings, and partnership, collaboration or licensing arrangements. Any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop our programs, develop and commercialize our product candidates or develop The Generate Platform. In addition, we cannot guarantee that future financing will be available in sufficient amounts, at the right time, on favorable terms or at all. Among other possibilities, negative clinical trial data or setbacks, or perceived setbacks, in our programs or product candidates, or with respect to The Generate Platform, could impair our ability to raise additional financing or grants, or our ability to enter into partnership, collaboration and licensing arrangements, in each case, on favorable terms, or at all. Moreover, the terms of any equity or debt financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, or the possibility of such issuance, may cause the market price of our shares to decline. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that may adversely affect our stockholders’ rights.

Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders' ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital from third parties through public or private equity or debt financings, government or other third party grants, asset sales, royalty financings, partnership, collaboration and licensing arrangements, or a combination of these approaches, we may have to relinquish certain valuable rights to our programs or product candidates, technologies or future revenue streams. We also could be required to seek collaboration partners for one or more of our current or future programs and product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to programs and product candidates, or intellectual property that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts, at the right time, on favorable terms, or at all, we may have to significantly delay, scale back or discontinue the development of one or more of our programs, or the development and commercialization of one or more of our product candidates, or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations, cause the price of our common stock to decline, and negatively impact our ability to fund our operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our programs, product candidates, The Generate Platform, and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. We have incurred net losses in each year since our inception in 2018, including net losses of $216.6 million and $161.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $892.7 million.

We have devoted most of our financial resources to research and development, including our clinical and nonclinical development activities and the development of The Generate Platform. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock, the issuance of convertible notes, payments from Amgen, Novartis and Zealand, and cost-sharing payments from other partnership, collaboration or licensing arrangements. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through public or private equity or debt financings, government or other third party grants, asset sales, royalty financings, partnership, collaboration and licensing arrangements, or a combination of these approaches. We have not completed pivotal clinical trials for any of our product candidates, and it will be several years, if ever, before we or our collaboration partners have a product candidate ready for commercialization. Even if we or our collaboration partners obtain regulatory approval to market a product, our future revenues will depend upon the size of any markets in which such product have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third party payors, and adequate market share in those markets. We may never achieve profitability.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
expand the number of our research and development programs;
•
continue or expand our scope of research or development of our current programs and product candidates in nonclinical development;
•
continue or expand the scope of our clinical trials for our product candidates;
•
initiate additional nonclinical, clinical or other studies or trials for our programs and product candidates, including pursuant to some of our partnership, collaboration and licensing arrangements;
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

Our future success is dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our product candidates, including GB-0895, GB-4362 and GB-5267. We are investing a majority of our financial resources into the research and development of these product candidates including our ongoing Phase 3 clinical trials for GB-0895 and Phase 1 clinical trials for GB-4362 for which we have dosed patients in our initial cohort and have begun to enroll the second cohort in the second of potentially three dose-escalation cohorts, and GB-5267, for which the first patient has been dosed.

Our product candidates will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these product candidates, or any other product candidates, before we receive marketing approval from the applicable Regulatory Authorities, and we may never receive such marketing approvals.

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
•
our substantial reliance on third party CROs to engage, qualify and prepare clinical trial sites, complete these trials successfully, in compliance with regulatory requirements, and on schedule;
•
our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•
our receipt of approvals by the Regulatory Authorities, if at all, and the timing thereof;
•
other actions, decisions or rules issued by regulators;
•
our substantial reliance on third party CDMOs to manufacture our product candidates;
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
•
our relationships, and any associated exclusivity terms, with collaboration partners, including Amgen, Novartis and Zealand;
•
our contractual or other obligations to provide resources to fund our programs and product candidates;
•
our operation in a net loss position for the foreseeable future;
•
risks associated with the international aspects of our business, including manufacturing of our product candidates, the conduct of clinical trials in multiple international locations and potential commercialization in such locations; our ability to consistently arrange for manufacture of our product candidates by third parties;
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

Any drug engineering and development that we are conducting with The Generate Platform may not be successful in identifying programs and product candidates that have commercial value or therapeutic utility. The Generate Platform may initially show promise in identifying potential programs and product candidates, yet fail to yield viable programs and product candidates for clinical development or potential commercialization for a number of reasons, including:

•
research programs to identify new programs and product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new programs and product candidates. If we are unable to identify suitable additional compounds for nonclinical and clinical development, our ability to develop programs and product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;
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

Since our formation, we have focused on investing in The Generate Platform to unlock a new way of developing programs and product candidates for development and, if approved, potential commercialization by us and our collaboration partners. The biotechnology industry is capital intensive, and our success depends significantly on our ability to apply The Generate Platform to develop programs and engineer and develop product candidates that can be further developed by us or our current or future collaboration partners. Our ability to engineer and develop product candidates and increase revenue depends in large part on our ability to continue to enhance and improve The Generate Platform. We have invested, and expect to continue to invest, in research and development efforts, acquisitions and licensing agreements that further enhance The Generate Platform. These investments may involve significant time, risks and uncertainties, including the risks that any new software or hardware enhancement or the integration of software or hardware from an acquired company or third party licensor may not be introduced in a timely or cost-effective manner; may not keep pace with technological developments; or may not achieve the functionality necessary to generate significant revenues. The success of any enhancement to The Generate Platform depends on several factors, including (i) the development of more advanced models and algorithms; (ii) the generation of additional high quality and relevant data; (iii) high quality and high-throughput biohardware, including laboratory analysis and structural solutions from our cryogenic electron microscopy (“Cryo-EM”) core; (iv) innovation in other experimental, computational and/or infrastructure technologies; and (v) increased computational storage and processing capacity.

The Generate Platform depends upon the continuous, effective and reliable operation of our biohardware, including our laboratory systems, Cryo-EM core and AI solutions, including software, hardware, databases and related tools and functions, as well as the integrity of our data. We have from time to time found defects, vulnerabilities or other errors in such tools, functions and data, and new errors may be detected in the future. The risk of errors is particularly significant when new software code or hardware is first introduced or when new versions or enhancements of existing software code or hardware are implemented. Errors may also result from the interface of our proprietary software and hardware tools with our data or with third party systems and data.

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

We have limited clinical data on product candidates that were computationally engineered with The Generate Platform demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of product candidates computationally engineered with The Generate Platform are unknown. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new product candidates as quickly or cost effectively as expected and we therefore may not be able to execute on our strategic approach as originally expected.

Product candidates engineered with The Generate Platform require substantial technical, financial and human resources to develop and potentially commercialize. We may not be able to maintain sufficient resources and expertise to discover additional programs and product candidates. If we are unable to identify successful programs and product candidates for nonclinical and clinical development and regulatory approval in a timely manner or at all, we could experience significant delays or an inability to successfully pursue strategic alternatives, including identifying and consummating transactions with third party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates, which could harm our business.

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

We also face increased competition from other companies that claim to use AI and related methods for drug engineering and development, some of which have more resources than we do and may have developed more effective methods than we and any third party collaborators have, which may reduce our and any third party collaborators’ effectiveness in identifying potential product candidates and attracting additional collaborators to work with us. In particular, biotechnology companies based in China present both known and emerging competitive threats to our business. Many of these companies operate within innovation ecosystems characterized by substantial government investment, access to large and rapidly expanding biological and clinical datasets, and accelerated regulatory or funding pathways. These factors may allow Chinese biotechnology companies to develop, train and deploy advanced computational models, drug discovery platforms or biologic design technologies more rapidly or at lower cost than we can. If our competitors are able to utilize new technologies more effectively (including but not limited to those that may involve AI or be created using AI) to discover, develop and commercialize products that compete with any of our programs and product candidates, such technologies could adversely impact our ability to compete.

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

The legal landscape and subsequent legal protection for the use of AI remains uncertain, and the increasing use of AI in drug discovery and development introduces new and evolving risks related to ownership, inventorship and protection of intellectual property generated by or with the assistance of AI technologies. For example, generative AI may be used improperly or inappropriately, which could lead to the tainting of our proprietary information and render us unable to qualify for certain patent or trade secret protection. Moreover, if our vendors, employees, suppliers or contractors with access to our proprietary and confidential information and know-how were to disclose such information as inputs to third party AI tools this could lead to loss of trade secret protection and otherwise impact our ability to realize the benefit of our intellectual property. If we do not have sufficient rights to collect or use the data on which our AI relies or to the outputs produced by The Generate Platform, we may incur liability through the alleged violation of certain laws, third party privacy rights, online terms of service or other contracts to which we or our data providers are a party. In addition, we rely on third party software and hardware for The Generate Platform. If the relevant software or hardware, or updates to such software or hardware, were to become unavailable to us in the future on reasonable commercial terms, or if they became the subject of allegations of intellectual property infringement, our ability to continue to use The Generate Platform could be affected. We also rely on public sources of data, such as the Protein Data Bank, which, if they became unavailable to us on reasonable terms, could affect The Generate Platform. Regulatory and legal frameworks governing inventions created with or using AI are still developing and may create uncertainty regarding our ability to secure and enforce rights in such inventions.

AI presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. In addition to The Generate Platform, we have adopted and integrated, and in the future may adopt and integrate additional generative AI tools into our systems for specific use cases reviewed by our legal department and information technology department. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors or our third party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Our use of AI may also lead to novel and urgent cybersecurity and privacy risks, which may adversely affect our operations and reputation, as well as the operations of any third party collaborators. Emerging ethical issues surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Our use of AI may also, in the future, result in cybersecurity incidents that implicate personal data of customers or patients. Any such cybersecurity incidents related to our use of AI could adversely affect our reputation and results of operations.

A growing number of federal, state, and international legislators, agencies and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the European Union's ("EU’s") Artificial Intelligence Act entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of AI systems and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The recently enacted United States Department of Justice Data Security Program (also known as the Bulk Data Transfer Rules), effective April 8, 2025, imposes complex additional restrictions on international data transfers, which may affect our ability to do business in manufacturing and clinical research in foreign countries. Likewise, in the U.S., several states, including Colorado and California, passed laws to regulate various AI uses, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we would need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. We expect other jurisdictions will adopt similar laws. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines or significant restrictions on our ability to conduct our business activities.

We utilize third party open-source software (“OSS”), which presents risks that could adversely affect our business and subject us to possible litigation.

We utilize software that is licensed from third parties under open-source licenses, and we expect to continue to use such OSS in the future. We cannot ensure that we have effectively monitored our use of OSS, validated the quality or source of such software, or are in compliance with the terms of the applicable open-source licenses or our policies and procedures. Use of OSS may entail greater risks than use of third party commercial software because open-source licensors generally do not provide support, updates or warranties or other contractual protections regarding infringement claims or the quality of the code. OSS may also be more susceptible to security vulnerabilities. The availability of OSS could be adversely affected by service outages, data loss, privacy breaches, cyber-attacks and other events relating to the availability of these applications and services they provide, which could diminish the utility of these services and harm our business. We also could be subject to lawsuits by third parties alleging that what we believe to be licensed OSS infringes such parties’ intellectual property rights, which could be costly for us to defend and require us to devote additional research and development resources to change our solutions. Some OSS licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of OSS we use. If we combine our proprietary software with OSS in a certain manner, we could, under certain of the OSS licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us. Although we monitor our use of OSS, the terms of many OSS licenses have not been interpreted by U.S. courts, and there is a risk that those licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our product candidates. We could be required to seek licenses from third parties in order to continue using our software, to re-engineer our software or to discontinue use of our software in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to the Research, Development, Regulatory Review and Approval of Our Product Candidates

Nonclinical and clinical development is inherently lengthy and uncertain. Nonclinical and clinical trials of our product candidates may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which would have a material adverse impact on The Generate Platform or our business.

Preclinical and clinical testing is expensive and complex and can take many years to complete, and its outcome is inherently uncertain. We and our collaboration partners may not be able to initiate, may experience delays in or may have to discontinue nonclinical studies and clinical trials for our product candidates.

Before we can initiate clinical trials for a product candidate, we must first complete extensive nonclinical studies, including investigational new drug ("IND")-enabling good laboratory practices (“GLP”) toxicology testing, which support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our nonclinical testing and studies. For example, while regulators like the FDA have signaled through draft guidance a movement away from animal testing for monoclonal antibodies, we have thus far depended on the availability of non-human primates (“NHPs”) to conduct certain nonclinical studies that we are required to complete prior to submitting an IND or foreign equivalent prior to initiating clinical development, and prior to submitting a marketing application. During the past several years, there was a global shortage of NHPs available for drug development. If the shortages in NHPs or other laboratory animals occur in the future, this could significantly increase the costs of obtaining, or decrease the availability of, NHPs or other laboratory animals for our future nonclinical studies if regulators continue to require NHP data, or we require other laboratory animals, to support our nonclinical and clinical development programs. This could also result in delays in our development and approval timelines.

We must also complete extensive work on CMC activities (including yield, purity and stability data) to be included in the IND filing. CMC activities require extensive manufacturing processes and analytical development, which is uncertain and lengthy. For instance, batch failures as we scale up our manufacturing may occur. In addition, we may have difficulty identifying appropriate buffers and storage conditions to enable sufficient shelf life of batches of our nonclinical or clinical product candidates. If we are required to produce new batches of our product candidates due to insufficient shelf life, it may delay the commencement or completion of nonclinical or clinical trials of such product candidates.

We cannot predict if the Regulatory Authorities will accept the results of our nonclinical testing or our proposed clinical programs or if the outcome of our nonclinical testing, studies and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our nonclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the Regulatory Authorities allowing clinical trials to begin.

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
•
the outcome of our nonclinical studies and our early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results;

•
we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
•
we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies or add additional cohorts to reflect changes in regulatory requirements or guidance, and we may be required to resubmit to an IRB, ethics committee and regulatory authorities for re-examination;
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
•
our third party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
differences in clinical trial design between early-stage clinical trials and later-stage clinical trials may make it difficult to extrapolate the results of earlier clinical trials to later clinical trials; nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many product candidates believed to have performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval;
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

For example, we are developing a biologic-device combination for the administration of GB-0895 with an autoinjector and pre-filled syringe (“PFS”) for ease of administration. Earlier clinical trials have used a syringe and vial presentation, and we intend to transition to the PFS presentation for our pivotal Phase 3 trials in severe asthma via protocol and regulatory amendments. Regulatory Authorities may require us to conduct, among other things, pharmacokinetics compatibility studies to bridge the vial and syringe presentation to these new planned devices and human factors testing to support self-administration of these devices. There is no assurance that we will be successful in demonstrating the safety of either of these biologic-device combinations in clinical trials, any other studies or at all, and any such failure would impede our development and commercialization strategy for GB-0895. In addition, Regulatory Authorities could require additional nonclinical studies or clinical trials to support introduction of a biologic-device combination, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay marketing approval of GB-0895 and jeopardize our ability to commence product sales and generate revenue from GB-0895, if approved.

We could also encounter delays if a clinical trial is suspended or terminated by us, the Regulatory Authorities, ethics committees or the IRBs of the institutions in which such trials are being conducted, or if such trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. We may experience delays in gaining clearance from Regulatory Authorities to initiate clinical trials through the imposition of a clinical hold in order to address comments from such regulators on our clinical trial design or other elements of our clinical trials. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the Regulatory Authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit or adequate benefit risk ratio from using a product candidate, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

In addition, the FDA’s and other Regulatory Authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state of the EU (a “Member State”) in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each Member State, leading to a single decision per Member State. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all Member States concerned, and a separate assessment by each Member State with respect to specific requirements related to its own territory, including ethics rules. Each Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third party service providers, such as CROs, may impact our development plans. As a result of the United Kingdom (“UK”) leaving the EU, it is not covered by the CTR and a separate application and authorization are required to conduct a clinical trial in the UK. The UK has implemented the now-repealed EU Clinical Trials Directive into national law. However, in April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025. The amendment became applicable on April 28, 2026, and aims to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards. Obtaining a separate authorization to conduct a clinical trial in the UK and EU and compliance with new regulations in the UK may have an effect on the cost of conducting clinical trials in the UK.

We are currently enrolling patients in clinical trials for GB-0895 globally and may in the future conduct clinical trials for other product candidates outside the United States, and the Regulatory Authorities may not accept data from such trials.

We are currently enrolling patients in two global Phase 3 clinical trials for GB-0895 in patients with severe asthma across North America, Europe, Latin America and Asia Pacific, and we expect to continue to conduct trials for our current and future product candidates internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the Regulatory Authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations, and the FDA can validate the data through on-site inspections or other appropriate means. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of an IND or marketing application which would adversely affect our development and approval plans. Many foreign regulatory authorities have similar approval requirements, including in relation to the use of data from clinical trials conducted in foreign jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the Regulatory Authorities will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the Regulatory Authorities do not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in any product candidates that we develop being delayed or halted in development or not receiving approval for commercialization in the applicable jurisdiction. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results.

If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from nonclinical studies or early-stage clinical trials of GB-0895 or any other product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from nonclinical studies or early-stage clinical trials may not be replicated in our subsequent nonclinical studies or clinical trials. For instance, results seen in our Phase 1 clinical trial for GB-0895 in patients with mild-to-moderate asthma may not translate to similar results in our Phase 3 clinical trials in patients with severe asthma. While a dose-ranging trial in the target patient population or studying multiple doses in the Phase 3 clinical trials for GB-0895 in patients with severe asthma was recommended by the FDA and EMA, and proceeding directly to Phase 3 with a single dose carries higher risk of failure and uncertainty, we did not conduct a dose-ranging trial prior to proceeding into Phase 3 clinical trials in severe asthma. Based on the results of our Phase 1 clinical trial and other scientific considerations, we are evaluating GB-0895 at a single 300 mg subcutaneous dose every six months in our Phase 3 clinical trials in severe asthma. However, there is no guarantee that the positive results generated at such dose in the completed Phase 1 clinical trial in mild-to-moderate asthma will demonstrate similar results in our Phase 3 clinical trials in patients with severe asthma, and we may be required to conduct additional trials before we can submit a marketing application for the approval of GB-0895. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as those observed in earlier studies and trials, and we may not have generated sufficient safety data to support a marketing application by the time of our targeted submission as other third party products or product candidates that we believe may have similar profiles. In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain approval from the Regulatory Authorities.

Interim, initial, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we publicly disclose preliminary or topline data from our nonclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular nonclinical study or clinical trial. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of preliminary or topline data, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. As a result, topline data should be viewed with caution until the final data is available.

From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participants enrollment continues and more participants’ data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between interim data and final data could significantly harm our business prospects.

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

Identifying and qualifying trial participants to participate in clinical trials of our product candidates is critical to our success. Patient and subject enrollment is affected by factors including: severity of the disease under investigation; complexity and design of the trial protocol; size of the targeted patient population; eligibility criteria for the trial in question; proximity and availability of a clinical trial for the disease or condition under investigation; available sites for prospective trial participants; availability of competing therapies and clinical trials, including between our own clinical trials; efforts to facilitate timely enrollment in clinical trials; patient referral practices of physicians; ability to monitor trial participants adequately during and after treatment; ability to recruit clinical trial investigators with the appropriate competencies and experience; clinicians’ and trial participants’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating; our ability to obtain and maintain participant informed consent; and the risk that trial participants enrolled in clinical trials will not complete a clinical trial.

The timing of our clinical trials depends on the speed at which we can recruit trial participants to participate in testing our product candidates. If trial participants are unwilling to participate in our studies because of negative publicity from adverse events in our trials or other trials of similar products, or those related to the specific therapeutic area, or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting trial participants, conducting studies and obtaining regulatory approval of potential products may be delayed, which could also have significant commercial competitive impacts in the future.

In particular, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of trial participants available to us, because some trial participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by a third party. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of trial participants who are available for our clinical trials at such clinical trial sites. Additionally, if new product candidates show encouraging results, potential trial participants and their doctors may be inclined to enroll trial participants in clinical trials using those product candidates. If such new product candidates show discouraging results or other adverse safety indications, potential trial participants and their doctors may be less inclined to enroll trial participants in our clinical trials.

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

Due to the significant resources required for drug development, we must decide which indications to pursue and advance and the amount of resources to allocate to each product candidate. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. For example, our current strategy is to pursue regulatory approval of GB-0895 for the treatment of severe asthma, and to evaluate a potential label expansion into COPD and other indications. If we make incorrect determinations regarding the viability or market potential of GB-0895, or misread trends in the biotechnology industry, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

Our product candidates may face competition from biosimilars approved through an abbreviated regulatory pathway, including biosimilars of competitive products.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a Biologics License Application (“BLA”) for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate nonclinical or clinical trials must be provided in support of an application. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for diverse types of biological product.

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

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of any product candidates we may develop. Any product candidate we may develop and the activities associated with its development and commercialization, including design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by Regulatory Authorities. To obtain the requisite regulatory approvals to commercialize any of our product candidates, we and our collaboration partners must demonstrate through extensive nonclinical studies and clinical trials that our products are safe, pure and potent or effective in humans, including the target population. Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a Marketing Authorization Application to the EMA, and similar marketing applications to other Regulatory Authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.

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
•
the Regulatory Authorities may disagree with our interpretation of data from clinical trials or nonclinical studies;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to the FDA or other submission or to obtain regulatory approval in the United States, the EU or elsewhere;
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

Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction, and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience as an organization in filing and supporting the applications necessary to gain marketing approvals and will need to rely on CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The Regulatory Authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Additional delays or non-approval may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Any such delays may decrease the attractiveness of our product candidates relative to competitive products that are expected to be approved by the applicable Regulatory Authorities prior to our product candidates, and adversely affect our business.

In addition, if our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply, or ensure that our third party providers comply, with current Good Manufacturing Practices (“cGMPs”), Quality Management System Regulation ("QMSR") and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidate’s post-approval could adversely affect our business, financial condition, results of operations and growth prospects.

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

The Regulatory Authorities review the CMC section of regulatory filings. Any aspects found unsatisfactory by Regulatory Authorities may result in delays in clinical trials and commercialization. In addition, the Regulatory Authorities conduct pre-approval inspections of clinical sites and manufacturing sites at the time of a BLA. Any findings by Regulatory Authorities and failure to comply with requirements may lead to delay in approval and failure to commercialize the product candidate.

In addition, the FDA and foreign Regulatory Authorities may change their approval policies and new regulations may be enacted. The EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission (“EC”) in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement was reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. Following positive votes by Member States and the European Parliament on the provisional agreement in March 2026, the proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) must now be formally adopted by the Ministers of Health in the Employment, Social Policy, Health and Consumer Affairs Council and the European Parliament Plenary, currently anticipated in the fourth quarter of 2026. The proposed changes are not expected to become applicable before 2028, but may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

Although we are initially focused on developing and commercializing GB-0895 for the treatment of severe asthma, we also plan to evaluate developing GB-0895 for the treatment of COPD, such evaluation to take into account expected clinical timelines, regulatory feedback, costs and the clinical data from our Phase 1b trial. Expansion into new indications will require additional, time-consuming development efforts and significant additional expense prior to commercial sale, including nonclinical studies, clinical trials and approval by the Regulatory Authorities. In addition, we plan to focus on continuing to develop, evaluate and potentially commercialize GB-4362 and GB-5267. All product candidates are prone to the risks of failure that are inherent in biopharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, other Regulatory Authorities must also approve the manufacturing and marketing of the product candidate in non-U.S. jurisdictions. In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve product testing and validation and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Seeking foreign regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Our current and future clinical trials or those of our future collaborators may reveal significant adverse events or undesirable side effects not seen in our nonclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval, limit commercial potential, or market acceptance of any of our product candidates.

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

The policies of the Regulatory Authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to Regulatory Authorities’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

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

We have activated clinical trial sites and dosed the initial patients as part of our Phase 1 clinical trial of GB-4362 in patients receiving enfortumab vedotin plus pembrolizumab to assess GB-4362’s potential as an adjunct therapy for reduction in peripheral neuropathy, while preserving antibody-drug conjugate anti-tumor efficacy. The use of our product candidates in combination with each other and/or in patients already receiving other companies’ treatments may subject us to risks that we would not face if our product candidates were to be administered as monotherapies.

For example, either the combination of our product candidates with each other, or when used in patients already receiving other companies’ products or product candidates, may result in unexpected adverse side effects or toxicities that the product candidates or other therapy do not produce when used alone. In addition, the product candidates may interact with each other, or with other companies’ products or product candidates that patients receiving our product candidates may also be receiving, in undesirable ways that could negatively impact the potency or efficacy and safety of our product candidates, or of the other companies’ products or product candidates. Testing product candidates in patients already receiving other treatments may increase the risk of significant adverse effects or failed clinical trials. The timing, outcome and cost of the potential adverse effects of developing products to be used in patients already receiving other therapies are difficult to predict and dependent on a number of factors that are outside our reasonable control. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the Regulatory Authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label or particularly narrow product indication (substantially limiting the product’s commercial opportunities), a REMS or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities.

In addition, to the extent we choose to develop and commercialize a product candidate for use in patients receiving an already approved therapy, as is the case with GB-4362, any safety, efficacy, regulatory, manufacturing or supply issues that could arise with respect to the approved therapy could have an adverse impact on us. Prescribing information for the approved therapy, such as risk information like a boxed warning, or limitations of use, could negatively impact our ability to develop and commercialize a product as an add-on or as further supportive care to the approved therapy. If the approved therapy is replaced as the standard of care, the Regulatory Authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third party payors. Further, the Regulatory Authorities could revoke approval of the therapy patients in our clinical trials are receiving. The occurrence of any of these risks could result in an add-on product candidate being developed as further supportive care, if successfully developed and approved, being removed from the market or being less successful commercially. If the Regulatory Authorities revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with respect to, therapies we choose to evaluate in conjunction with or as background or standard of care therapy for any of our product candidates, we may be unable to obtain regulatory approval of or to commercialize such product candidates in combination with these therapies. If we experience safety, tolerability or toxicity issues in any of our ongoing or planned clinical trials that allow patients to remain on other therapies, or if the efficacy data from these trials of our candidates administered to patients on other therapies are not favorable, our clinical development plans could be materially negatively affected or delayed, or we may not receive regulatory approval for our product candidates, which would materially harm our business and likely cause the market price of our common stock to decline.

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

The Regulatory Authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address serious conditions. These designations may confer benefits such as additional interaction with regulatory authorities, streamlined development pathways and expedited review procedures. We have received Fast Track Designation for GB-4362, an investigational MMAE neutralizer, and may seek Fast Track Designation for certain of our other product candidates. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. While we have received Fast Track Designation for GB-4362, there can be no assurance that we will successfully obtain such designations for our other or future product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even with such designation for GB-4362 and if we obtain such designations for our other or future product candidates, there can be no assurance that we will realize their intended benefits.

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

Where appropriate, we may secure approval from Regulatory Authorities through the use of expedited approval pathways, such as accelerated approval or comparable foreign abbreviated pathways. If we are unable to obtain such approvals, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or approval following comparable foreign abbreviated pathways by foreign Regulatory Authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or such Regulatory Authorities may seek to withdraw the accelerated approval.

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

Disruptions at the FDA and other government agencies caused by, funding shortages, staffing limitations, leadership changes, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other Regulatory Authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key leadership and personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign Regulatory Authorities’ ability to perform routine functions. Average review times at the FDA and foreign Regulatory Authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain Regulatory Authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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

Risks Related to the Manufacturing of Our Product Candidates and Our Future Pipeline

We rely on third parties for the supply and manufacture of our product candidates for our research, nonclinical and clinical activities, and may do the same for commercial supplies of our products, if approved. As our pipeline increases and matures, the increased demand for supplies from our manufacturers may increase the risk that we will not have sufficient supply when needed or at an acceptable cost.

We currently utilize, and expect to continue to utilize, CDMOs to, among other things, supply and manufacture raw materials, components, parts and consumables, and to perform quality testing for our nonclinical and clinical supply for all of our product candidates. For example, we are party to agreements with Lonza AG (“Lonza”), which is currently our sole provider of drug product for GB-0895, and WuXi Biologics (Cayman) Inc. (“WuXi”), which is currently our sole provider of drug product for GB-4362. In addition, given the specialized expertise required to manufacture CAR-T therapies, we intend to rely upon Roswell Park to manufacture GB-5267. In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our CDMOs will be required to increase their production and optimize their manufacturing processes while maintaining the quality of our product candidates, as applicable. The transition to larger scale production could prove difficult. If our third party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the same quality, then we may not be able to meet the demands of clinical trials or market demands, which could adversely impact our ability to timely conduct our clinical trials or commercialize our product candidates, if approved, and have a material adverse impact on our business and results of operations. Furthermore, with the increase of companies developing monoclonal antibodies and other therapeutic proteins, there may be increased competition for the supply of the raw materials that are necessary to make our monoclonal antibodies and therapeutic proteins, which could severely impact the manufacturing of our product candidates.

Even if we are able to maintain arrangements with our CDMOs, reliance on CDMOs entails additional risks, including:

•
the failure of the CDMO to comply with applicable regulatory requirements and reliance on third parties for manufacturing process development, regulatory compliance and quality assurance;
•
manufacturing delays if our CDMOs give greater priority to the supply of other products over our product candidates or otherwise do not perform satisfactorily according to the terms of the agreement between us;
•
limitations on supply availability resulting from capacity and scheduling constraints of third parties;
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

Additionally, if CDMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CDMO. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the Regulatory Authorities. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new CDMO could negatively affect our ability to develop or commercialize our product candidates in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidates that such third party owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another third party manufacture our product candidates.

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

Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In addition, geopolitical tensions may impact our suppliers. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern,” or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern.” The BIOSECURE Act defines “biotechnology companies of concern” to include (i) entities on the U.S. Department of Defense’s (the "DoD's") 1260H (the “DoD 1260H list”) list of Chinese military companies operating in the United States that are involved in biotechnology equipment or services and (ii) entities separately designated by the Office of Management and Budget ("OMB") as subject to foreign adversary control and posing a national security risk based on factors including multiomic data collection, in each case together with certain of their subsidiaries, parents and successors. OMB is required to publish its initial list of biotechnology companies of concern by December 18, 2026 and to issue implementing guidance within 180 days thereafter, and the prohibitions would take effect only after the Federal Acquisition Regulation is revised. While the U.S. BIOSECURE Act provides a five-year grandfathering period (measured from the date the Federal Acquisition Regulation is revised with respect to a particular biotechnology company of concern), for certain contracts entered into before the applicable effective date, and including a provision protecting manufacturers’ eligibility for federal drug rebate agreements under the Medicaid program from being precluded solely as a result of BIOSECURE-driven disruptions to Department of Veterans Affairs contracting, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties, could be designated as biotechnology companies of concern in the future. While neither WuXi nor Lonza is currently on the DoD 1260H list or otherwise designated as a biotechnology company of concern, either of the companies or their respective affiliates could be impacted by the same or similar future legislation or government policies. In June 2026, DoD added WuXi AppTec Co., Ltd. to the DoD 1260H list, and on November 9, 2026, DoD removed WuXi AppTec Co., Ltd. from the 1260H List in compliance with the injunction. OMB, however, may still designate entities as biotechnology companies of concern independently of the DoD 1260H list. We cannot predict whether OMB will designate WuXi, Lonza or any of their respective affiliates as a biotechnology company of concern. If WuXi, Lonza or any of the other third parties that we engage to supply any materials or manufacture products for our nonclinical studies and clinical trials should cease to continue to do so, or if we are prevented or restricted from using their services for any reason, we could experience delays in advancing these studies and trials while we identify and qualify replacement suppliers.

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

The manufacturing processes for our product candidates are complex and, if not developed and manufactured under well-controlled conditions, can adversely impact pharmacological activity. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management or shipping. These difficulties could be due to any number of reasons, including, but not limited to, complexities of producing batches at larger scale, equipment failure, choice and quality of raw materials and excipients, analytical testing technology and product instability. Moreover, we are currently conducting, and will in the future conduct, our clinical trials internationally. For example, we are currently conducting two global clinical trials for GB-0895 in patients with severe asthma. Logistical issues associated with shipping our product candidates and other materials globally from manufacturing sites to clinical sites, such as errors or improper handling by third party carriers, transportation restrictions, or interruptions caused by natural disasters or force majeure events, could result in loss or destruction of, or damage to, our clinical supply, which may in turn cause delays in initiating or completing clinical trials.

As our product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Our rate of innovation is high, which has caused, and will continue to cause, a high degree of technological change. As we scale the manufacturing output for particular product candidates, we plan to continuously improve yield, purity and the pharmaceutical properties of our product candidates from IND-enabling studies through commercial launch, including shelf-life stability, and solubility properties of product and drug substance. Because of continuous improvement in manufacturing processes, we may switch processes for a particular product candidate during development. However, after a change in process, additional time is required for pharmaceutical property testing, such as 6- or 12-month stability testing. Such testing may require resupplying clinical material, or making additional cGMP batches to keep up with clinical trial demand before such pharmaceutical property testing is completed.

Such technological changes can negatively impact product comparability during and after clinical development. Furthermore, technological changes may drive the need for changes in, modification to or the sourcing of new manufacturing infrastructure or may adversely affect third party relationships. Such technological changes also carry the risk that they will not achieve these intended objectives. Any of these technological changes could cause our product candidates to perform differently and affect the results of planned or future clinical trials conducted with the materials manufactured using altered processes, such as impacting the specification and stability of the product. For example, we intend to develop a biologic-device combination for administration of GB-0895 with an autoinjector and PFS for ease of administration. Such changes may also require additional testing, notification or approval by the Regulatory Authorities. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue. Changes in our manufacturing processes may lead to failure of lots and this could lead to a substantial delay in our clinical trials. Our product candidates may also prove to have a stability profile that leads to a lower than desired shelf life of the final approved product. This poses risk in supply requirements, wasted stock and higher cost of goods.

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

Moreover, there are risks inherent in biopharmaceutical manufacturing operations that could affect our ability and the ability of the CDMOs or contract manufacturing organizations to meet our delivery requirements or provide adequate amounts of material. The convergence of process and analytical technology, raw materials, consumables, equipment, physical infrastructure, including a clean room environment, and air handling and other utilities, results in complex procedures and systems that must work effectively to manufacture our product candidates. Failure or process defects in any of the interrelated systems at either our manufacturing facilities or those of our third party providers could adversely impact our ability to manufacture and supply our product candidates.

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

If any of our product candidates are approved, we will need to scale-up a cost-effective and reliable cold-chain distribution and logistics network, which we may be unable to accomplish. Failure to effectively scale-up our cold-chain supply logistics, by us or third parties, could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for our commercial supply, if approved. For these and other reasons, we may not be able to manufacture our current or future product candidates at commercial scale or in a cost-effective manner. Even if we or our CDMOs are able to manufacture and distribute the products, if our products require specific procedures to maintain and use them, we may be limited in commercial opportunity.

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

Such production process issues include, but are not limited to: critical deviations in the manufacturing process; facility and equipment failures; contamination of the product due to an ineffective quality control strategy; facility contamination as assessed by the facility and utility environmental monitoring program; ineffective process, equipment or analytical change management, resulting in failed lot release criteria; raw material failures due to ineffective supplier qualification or regulatory compliance issues at critical suppliers; ineffective product stability; failed lot release or facility and utility quality control testing; ineffective corrective actions or preventative actions taken to correct or avoid critical deviations due to our developing understanding of the manufacturing process as we scale; and failed or defective components or consumables.

We must supply all necessary documentation in support of a BLA or other marketing authorization application on a timely basis and must adhere to the cGMP requirements of the Regulatory Authorities which are enforced, in the case of the FDA, in part through its facilities inspection program.

Regulatory authorities typically require representative manufacturing site inspections to assess adequate compliance with cGMPs and manufacturing controls as described in the filing. If either we or one of our third party manufacturing sites fails to provide sufficient quality assurance or control, the product approval to commercialize may not be granted. Inspections by regulatory authorities may occur at any time during the development or commercialization phase of products. The inspections may be product specific or facility specific for broader cGMP inspections or as a follow up to market or development issues that the regulatory agency may identify. Deficient inspection outcomes may influence the ability of our CDMOs or suppliers to fulfill their supply obligations, impacting or delaying supply or delaying product candidates.

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

Risks Related to Our Reliance on Third-Parties

We rely on and expect to continue to rely on third parties to conduct aspects of our research, nonclinical studies, clinical protocol development and clinical trials for our programs and product candidates. If these third parties do not perform satisfactorily, comply with regulatory requirements or meet expected deadlines, we may not be able to develop product candidates in a timely or cost-effective manner, or obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We currently rely and expect to continue to rely on third parties, such as CROs clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials, including our Phase 3 clinical trials for GB-0895 in patients with severe asthma. We currently rely and expect to continue to rely on third parties to conduct certain research and nonclinical testing activities. In some cases, these third parties may terminate their engagements with us. If we need to enter into alternative arrangements, it could delay our product development activities or increase our costs.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory or contractual responsibilities. We will be responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. For any violations of laws and regulations during the conduct of our nonclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and our CROs will be required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of nonclinical studies and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial participants are adequately informed, among other things, of the potential risks of participating in clinical trials. We are also responsible for ensuring that the rights of our clinical trial participants are protected. These regulations are enforced by the Regulatory Authorities for any product candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the Regulatory Authorities may require us to perform additional clinical trials before approving our marketing applications. There is no assurance that the FDA or other Regulatory Authorities, upon inspection, will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

Although we intend to design the clinical trials for certain of our product candidates, our collaboration partners may design the clinical trials that they are managing (in some cases, with our input) and in the case of clinical trials controlled by us, we expect that CROs will perform many of the activities required to conduct clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will, in many respects, be outside of our direct control. Our reliance on third parties to conduct future nonclinical studies and clinical trials will also result in less direct control over the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also potentially lead to mistakes as well as difficulties in coordinating activities. Outside parties may: have staffing difficulties; fail to comply with contractual obligations; experience regulatory compliance issues; undergo changes in priorities or become financially distressed; form relationships with other entities, some of which may be our competitors; have human or system errors (e.g., inadvertent disclosure of confidential information) or be subject to cyber-attacks.

These factors may materially adversely affect the willingness or ability of third parties to conduct our nonclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform nonclinical studies and clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on nonclinical and clinical data collected by our CROs, we could be required to repeat, extend the duration of or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

We also expect to rely on other third parties to transport, store and distribute the required materials for our clinical trials. In the past, certain of our third party vendors have mishandled our materials, resulting in loss of full or partial lots of material. Any further performance failure on the part of these third parties could result in damaged products and could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue, causing us to default on our contractual commitments, result in losses that are not covered by insurance, and damage our reputation and overall perception of our products in the marketplace.

Any of the third party organizations we utilize may terminate their engagements with us under certain circumstances. The replacement of an existing CRO or other third party may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates. For example, although we believe there are a number of other CROs we could engage, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, while we believe there may be suitable replacements for one or more of these service providers, there is a natural transition period when a new service provider begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition, results of operations and growth prospects.

We have in the past entered into, and in the future may enter into, partnership, collaboration and licensing arrangements with third parties to support development of programs and product candidates. If these partnership, collaboration and licensing arrangements are not successful, our business could be adversely affected.

We have entered into or sought to enter into partnership, collaboration and licensing arrangements with third parties, which we refer to generally as our “collaboration partners” for strategic purposes, including for purposes of collaborating with collaboration partners with distinctive capabilities or experience with different modalities, working with collaboration partners capable of advancing the development and commercialization of our product candidates, and providing access to additional capital.

For example, we are party to collaboration arrangements with Amgen, Novartis, MD Anderson, Roswell Park, and Zealand, pursuant to which we agreed to collaborate to discover and develop protein therapeutics. We expect to enter into additional partnership, collaboration and licensing arrangements to take advantage of The Generate Platform, including for purposes of accessing additional capabilities, expertise and funding in the future. Our existing partnership, collaboration and licensing arrangements, and any future partnership, collaboration and licensing arrangements we may enter into, could pose a number of risks, including the following:

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
•
collaboration partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•
collaboration partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
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
•
we could face significant competition in seeking appropriate collaboration partners and the negotiation process and diligence process are time-consuming and complex; and
•
our international operations, through any future partnerships, collaborations, acquisitions or joint ventures, may expose us to certain operating, legal, and other risks not encountered in the United States.

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

We may not be able to establish additional partnership, collaboration and licensing arrangements on a timely basis, on acceptable terms, or at all, and to maintain and successfully conclude them. Such arrangements with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return. If we are unable to establish or maintain partnership, collaboration and licensing arrangements on terms favorable to us and realize the intended benefits of those arrangements, our research and development efforts and potential to generate revenue may be limited and our business and operating results could be materially and adversely impacted.

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

All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report apply to the activities of our collaboration partners. If we and our collaboration partners do not receive regulatory approval for a sufficient number of product candidates originating from The Generate Platform, we may not be able to sustain our business model.

We may seek to establish additional partnership, collaboration and licensing arrangements and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans. Certain of our partnership, collaboration and licensing arrangements may restrict our ability to develop certain products.

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

Our collaboration partners have significant discretion in determining when and whether to make announcements, if any, about the status of our collaborations, including about nonclinical and clinical developments and timelines for advancing collaborations, and the price of our common stock may decline as a result of announcements of unexpected or negative results or developments.

Our collaboration partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about nonclinical and clinical developments and timelines for advancing product candidates generated using The Generate Platform. We do not generally plan to disclose the development status and progress of individual product candidates of our collaboration partners, unless those collaboration partners have publicly disclosed such information or permit us to make such disclosures. Our collaboration partners may wish to report such information more or less frequently than we expect, or they may not report such information at all, in which case we would not report that information either, unless material to our financial statements. Certain of our collaboration partners may in the future make statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaboration partners’ drug discovery and development programs, the amount of time, effort, and resources committed by us and our current and future collaboration partners, and the numerous uncertainties inherent in the development of drugs. In addition, if a collaboration partner chooses to announce a collaboration with us, there is no guarantee that we will receive payments related to collaboration revenue in that quarter or even the following quarter, as such payments are only payable to us in accordance with the terms of the agreements governing such collaborations. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our collaborations, or as a result of our collaboration partners withholding such information.

Risks Related to Our Intellectual Property

Our success is largely based upon our intellectual property and proprietary technologies, and we may be unable to adequately protect and/or enforce our intellectual property.

Our success depends, in large part, on our ability to obtain and maintain patents, trademarks, trade secrets, know-how and other intellectual property rights and proprietary technology relating to The Generate Platform and our product candidates, as well as our ability to successfully enforce our rights against third party infringers and/or defend our intellectual property against third party challenges or misappropriation. If we (or our licensees or licensors who may have the right to prosecute or enforce certain patents within our portfolio) fail to appropriately prosecute or are unable to obtain and maintain patent protection for our product candidates (or aspects thereof), our ability to develop, license and/or commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using, selling or importing competing products. This failure or inability to properly or adequately protect the intellectual property rights relating to these product candidates could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

The use of AI to engineer proteins is a relatively new scientific field, the continued development and potential use of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain intellectual property protection in the field. In general, patents are reserved for human inventors and significant and novel regulatory questions remain in flux about the contributory roles of AI versus the human inventors in securing intellectual property rights. We have obtained grants and issuances of certain patents relating to The Generate Platform and some of our product candidates. The issued patents and pending patent applications that we own or in-license in the United States and in key markets around the world claim different aspects relating to our product candidates and to the engineering, development, manufacture and commercialization of other potential product candidates including, but not limited to, compositions and methods of use.

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

In addition to patents, we also rely on proprietary source code, trade secrets and know-how. Although we have taken steps to protect our unpatented proprietary source code, trade secrets and know-how, including maintaining data security protocols and capabilities and entering into confidentiality agreements with third parties, and confidential information and assignment agreements with employees, consultants and advisors, there exists the potential that third parties may still somehow obtain this information or arrive at the same or similar information independently, which could reduce or eliminate our competitive advantages. Moreover, we may become subject to allegations that we directly or indirectly (through our consultants, advisors or independent contractors that we may engage to assist us in developing our product candidates) have wrongfully or inadvertently disclosed, acquired or used trade secrets or other proprietary information of third parties.

We may be forced to litigate to enforce or defend our intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights against infringement by competitors, and to protect our trade secrets and know-how against unauthorized use, but we may not be able to detect or prevent, alone or with our licensors, infringement, misappropriation or other violation of our intellectual property rights. In so doing, we may place our intellectual property at risk of being invalidated, rendered unenforceable or limited or narrowed in scope such that we may no longer be able to adequately prevent the manufacture, sale or import of competitive product. In an infringement proceeding, a court may decide that a patent we own or a patent we may license in the future is invalid or unenforceable or may refuse to stop the other party from using the invention at issue. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Further, an adverse result in any litigation or other proceedings before government agencies such as the United States Patent and Trademark Office (the “USPTO”), may place pending applications at risk of non-issuance or limitations in scope. Further, derivation proceedings, ex parte reexamination, inter partes review, post grant review and opposition proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may be used to challenge the inventorship, ownership, claim scope or validity of our patents. Additionally, because of the substantial amount of discovery typically required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information, trade secrets or know-how could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of the company. Such litigation or proceedings could substantially increase our operating losses, reduce the resources available for development activities or any future sales, marketing or distribution activities and distract our personnel from their normal responsibilities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for governmental purposes. In addition, the U.S. government would have the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations, which are referred to as march-in rights. The U.S. government will also have the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

Our commercial success depends in part on our ability and the ability of any of our future partners to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing on the intellectual property rights of third parties. There is a substantial amount of litigation and patent office proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology, biopharmaceutical, pharmaceutical and high-tech industries, including patent infringement lawsuits, oppositions, ex parte reexaminations, post-grant review, inter partes review and interference proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing product candidates.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third party patents or patent applications that purport to claim compositions, formulations, methods of manufacture or methods for treatment relating to our product candidates, their manufacture or use. Because patent applications in most countries remain confidential for a period of time after they are filed (commonly, 18 months), it is possible that there are unpublished patent applications that may later issue with claims that our product candidates may be alleged to infringe. Because patent applications can take many years to issue, there may be pending patent applications which do not currently seem relevant, but may later result in issued patents that our product candidates may be alleged to infringe. In addition, third parties may obtain patents in the future and then allege that our technologies infringe upon these patents. Additionally, under U.S. patent law, a patent owner may seek a reissue within two years of issuance of a patent to broaden the scope of that patent’s claims. As a result, patents that, at the time of issuance, do not appear relevant to our activities may later be broadened in a manner that could impact our business. We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are or will be complete or thorough, nor can we be certain that we or our licensors have identified or will identify each and every third party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the development, manufacture, and commercialization of our current and future products and product candidates in any jurisdiction. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products or product candidates are not covered by a third party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Alternatively, we may incorrectly determine that the Hatch-Waxman Amendments (as defined below) are a defense for a safe harbor to infringement of a patent we consider relevant to the research or clinical development of our product candidates. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, and we may incorrectly conclude that a third party patent is invalid and unenforceable or not infringed. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop, manufacture and market our products and product candidates. If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. As the number of competitors in the market grows and the number of patents issued in this area increases, the possibility of patent infringement claims escalates. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

If a third party alleges that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•
infringement and other intellectual property allegations, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention and financial resources from our core business;
•
substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees (and, in certain jurisdictions outside of the U.S., we could be ordered to pay the patent owner’s attorneys’ fees even without such finding);
•
a court prohibiting us from developing, manufacturing, importing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to use, which it is not required to do;
•
even if a license is available from a third party, which may not be available, we may have to pay substantial royalties, upfront fees, milestones and other amounts and/or grant cross-licenses to intellectual property rights for our products; and
•
redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot successfully defend against infringement allegations or obtain a license on commercially reasonable terms to relevant third party patents that cover our product candidates. Even if we have a strong defense and/or believe that third party intellectual property allegations are without merit, there can be no assurance that a court would find in our favor on questions of infringement, validity, enforceability and/or priority. A court of competent jurisdiction could hold that these third party patents are valid and enforceable and have been infringed upon, which could materially and adversely affect our ability to commercialize our product candidates or technologies covered by the asserted third party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high, which requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the asserted claims of any such U.S. patent.

If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that any such patents are invalid or unenforceable, we could be required to pay damages and/or an ongoing royalty or obtain a license from such third party to continue developing, manufacturing, and marketing our product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to it, and it could require us to pay substantial licensing fees and/or make ongoing royalty payments. If we are unable to obtain a necessary license to a third party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be temporarily or permanently forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed on a patent or other intellectual property right.

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

At present, we have rights to certain intellectual property, through licenses from third parties and under patent filings that we own to develop our product candidates. Because our pipeline may involve additional product candidates that could require the use of proprietary rights held by third parties, the growth of our business could depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific pharmaceutical formulations to work effectively and efficiently, and these rights may be held by others. We may be unable to acquire or in-license intellectual property rights that may be necessary to permit us to implement The Generate Platform or develop, manufacture or use our product candidates. The licensing and acquisition of third party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Further, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the third party may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our product candidate and enabling our competitors to compete with our product candidate.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third party intellectual property rights, our business, financial condition and prospects for growth could suffer.

Our rights to develop and commercialize our product candidates are, and in the future, may be subject to the terms and conditions of licenses granted to us by others. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or these agreements are terminated, or we otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are dependent on patent rights, know-how and proprietary technology licensed or otherwise acquired from third parties, and we may also enter into additional agreements with third parties in the future. Our current license agreements with third parties impose, and may in the future impose additional diligence, development and commercialization timelines, milestone payments, royalties, indemnification, insurance, non-competes or other obligations on us. If we fail to comply with our obligations to our licensors, collaborators or other third parties, our counterparties may have the right to terminate or take other actions under these agreements. Termination of these agreements or reduction or elimination of our rights under these agreements may result in us having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology that are necessary for our business. In particular, we depend substantially on an agreement (the “Flagship Agreement”) with Flagship Pioneering Innovations VI, LLC (“Flagship”), pursuant to which we in-license patent rights, know-how and other rights that cover, among other things, GB-0895 and certain aspects of our proprietary AI models. As described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 27, 2026, Flagship may terminate the Flagship Agreement for cause under specified circumstances. In addition, under the Stock Purchase Agreement with PMCo, PM LLC, and Flagship Labs, we are subject to certain new diligence, non-compete and reporting obligations, including with respect to the development of product candidates in various countries. If we breach these obligations, PM LLC may have the right to acquire development and commercialization rights in the applicable country, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects. For more information, please see Notes 14 and 15 in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property. Further, certain patent filings relating to our product candidates may now or in the future be subject to step-in rights of certain of our licensors. We have limited control over certain of our licensors’, and may in the future have limited control of our other licensors’, prosecution activities or use or licensing of any other intellectual property that may be related to our in-licensed intellectual property. Our licensors may not successfully prosecute the patent applications we license. Even if patents issue from these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. If any of our licensors or licensees having rights to file, prosecute, maintain and defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors or other third parties from making, using or selling competing products. In addition, we may sublicense certain of our rights under various third party licenses to our collaboration partners. Any impairment of these sublicensed rights could result in reduced revenues under our partnership, collaboration or licensing arrangement or result in termination of an agreement by one or more of our collaboration partners. In addition, intellectual property rights that we may in-license in the future may be sublicensed under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize our product candidates may be materially harmed.

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

Our current or future license agreements may not provide exclusive or sufficient rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our product candidates in the future. Some licenses granted to us may be subject to certain preexisting rights held by the licensors or certain third parties. As a result, we may not be able to prevent third parties from developing and commercializing competitive products in certain territories or fields.

In the event that our third party licensors or other counterparties determine that, in spite of our efforts, we have breached a license agreement or have failed to meet certain obligations thereunder, they may elect to terminate the applicable agreement or, in some cases, one or more licenses under such agreement or otherwise restrict our rights under the agreement. Such termination or restriction of rights could result in us losing the ability to develop and commercialize product candidates and technology covered by the licensed intellectual property. In the event of such termination, or if the underlying patent rights under a third party in-license or other agreement fail to provide the intended exclusivity, third parties may be able to seek regulatory approval of, and to market, products identical to ours and we may be required to cease the development and commercialization of our product candidates. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to allegations, regardless of their merit, that we are infringing or otherwise violating a licensor’s rights. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

In addition, the agreements under which we license or otherwise acquire intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes may also arise between us and our licensors or other counterparties regarding intellectual property subject to a license agreement, including: the scope of rights granted under the agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement; our right to sublicense patent and other rights to third parties under collaborative development relationships; our diligence obligations with respect to the use of the licensed or otherwise acquired technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaboration partners.

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

In addition to patent protection, we rely heavily upon proprietary source code and know-how protection and data security protocols and capabilities, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors and other third parties to execute confidentiality agreements upon the commencement of employment, consulting or business relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed by or made known to an individual or entity during the course of that party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements also provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into agreements with each party that may have or have had access to our proprietary technologies and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend allegations that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not be able to obtain adequate remedies for any breaches of such agreements. Ultimately, enforcing a claim that a party wrongfully or illegally disclosed or misappropriated trade secrets or know-how can be difficult, expensive and time consuming, and the outcome is unpredictable.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect despite these precautions. Such measures may not, for example, in the case of misappropriation of trade secrets or know-how by an employee, former employee, or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee, former employee, or consultant from misappropriating our trade secrets or know-how and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party wrongfully or illegally disclosed or misappropriated trade secrets or know-how can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets or know-how, were to be disclosed or misappropriated, or if any such information were independently developed by a competitor, our competitive position could be harmed.

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

If we choose to go to court to stop a third party from using any of our trade secrets or know-how, we may incur substantial costs. In addition, courts inside and outside the United States are sometimes less willing or unwilling to protect trade secrets or know-how. Even if we are successful, these types of lawsuits may consume, in addition to substantial costs, significant amounts of our time and other resources. We may also need to share our proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be subject to allegations that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology industry, we employ individuals, including certain of our key employees, who are or were previously employed at academic institutions or other biotechnology companies, including our competitors or potential competitors. For example, our co-founder, Dr. Gevorg Grigoryan, Ph.D., has held various positions at Dartmouth College since 2017. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to allegations that we, or our employees, consultants or independent contractors, have inadvertently or otherwise used or disclosed intellectual property, including trade secrets, know-how or other proprietary information, of any of our employees’ former employers or other third parties. Litigation may be necessary to defend against these allegations. If we fail in defending any such allegations, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such allegations, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to allegations challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to allegations that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Ownership disputes may arise, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other allegations challenging inventorship or ownership. If we fail in defending any such allegations, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse impact on our business. Even if we are successful in defending against such allegations, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent subject matter eligibility, novelty, non-obviousness, written description and/or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third-parties may also raise similar allegations before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte reexamination, inter partes review, post grant review, interference proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of patent rights covering a product candidate, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1).

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

If we are unable to obtain patent term extension or restoration, or the foreign equivalent, or the term of any such extension is less than we request, our competitors or other third parties may obtain approval of competing drugs following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors or other third parties may take advantage of our investment in development and trials by referencing our clinical and nonclinical data and launch their drug earlier than might otherwise be the case. Any of the foregoing could materially harm our business, financial condition, results of operations and growth prospects.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the U.S. and Europe, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property rights, which could make it difficult for us to stop the infringement of any patents we obtain or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we obtain at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing as patents, and could provoke third parties to legal claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Some countries also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In those countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired.

In Europe, a new unitary patent system took effect on June 1, 2023, which may significantly impact European patents, including those granted before the introduction of the new system. Under the new system, applicants can, upon grant of a European patent, opt for that patent to become a unitary patent which will be subject to the jurisdiction of a new unitary patent court (“UPC”). During the first seven years of the UPC’s existence, patents granted before the implementation of the new system can be opted out of UPC jurisdiction, and validated as national patents in any one or more of the UPC countries. We may decide to opt out future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. Patents that are under the jurisdiction of the UPC may be challenged in a single UPC-based revocation proceeding that, if successful, could invalidate the patent in all countries that are signatories to the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Further, because the UPC is a new court system and there is no precedent for the court’s laws, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market. In addition to changes in patents laws, geopolitical dynamics, such as the conflict between Russia and Ukraine, may also impact our ability to obtain and enforce patents in particular jurisdictions, such as the enforcement of patent rights in Russia. If we are unable to obtain and enforce patents as needed in particular markets, our ability to exclude competitors in those markets may be reduced.

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

The USPTO has issued subject matter eligibility guidance instructing USPTO examiners on the ramifications of the Supreme Court rulings in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics, Inc., and applied the Myriad ruling to natural products and principles including all naturally occurring molecules. In addition, the USPTO continues to provide updates to its guidance that may make it impossible for us to obtain similar patent claims in future patent applications. Currently, our patent portfolio contains claims of various types and scope, including methods of medical treatment. The presence of varying types of claims in our patent portfolio significantly reduces, but may not eliminate, our exposure to potential validity challenges alleging a lack of subject matter eligibility. Furthermore, the U.S. Court of Appeals for the Federal Circuit has held that an inventor on a U.S. patent must be a natural person and not a machine or AI. As a result, AI systems, regardless of their sophistication, cannot be named as inventors or joint inventors on a patent application as they are not natural persons. The USPTO has recently issued inventorship guidance for AI-assisted inventions. Given that we use AI in certain aspects of The Generate Platform, certain AI-assisted inventions may be deemed ineligible for patent protection if it is determined that there is not a sufficient level of human inventive contribution.

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

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO. These new post grant challenges include post grant review and inter partes review proceedings before the Patent Trial and Appeal Board at the USPTO. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. However, recent changes at the USPTO have resulted in many fewer inter partes review proceedings being instituted, and the USPTO has proposed modifications to the rules of practice for implementing inter partes review proceedings. The proposed modifications, if adopted, could impact the ability of third parties, including us, to challenge the validity of granted U.S. patents before the USPTO.

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

We expect to rely on trademarks as one means to distinguish our product candidates, if approved for marketing, from third party products. Once we select new trademarks and apply to register them, our trademark applications may not be approved. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections.

We have also not yet registered trademarks for any of our product candidates in any jurisdiction. Any trademark applications we file may be rejected and registered trademarks may not be obtained, maintained or enforced. If we do not successfully register our trademarks, we may encounter difficulty in enforcing, or be unable to enforce, our trademark rights against third parties, which could adversely affect our business and our ability to effectively compete in the marketplace.

In addition, any proprietary name we propose to use with any of our product candidate in the U.S. will need to be approved by the FDA, regardless of whether we have registered, or applied to register, the proposed proprietary name as a trademark. The FDA conducts a review of proposed proprietary names, including an evaluation of potential for confusion with other products’ proprietary names, as part of the BLA review process. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

In addition, our unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on, misappropriating or violating other marks. In the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademark registrations may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product candidates, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion.

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
•
the product candidates we develop may be covered by third party patents or other intellectual property rights;
•
the patents of others may prohibit or otherwise harm our ability to conduct our business; or
•
we may choose not to file a patent in order to maintain certain know-how, and a third party may subsequently commercialize the technology and/or file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Related to the Commercialization of Our Pipeline

We have no sales, distribution or marketing experience, and may invest significant financial and management resources to establish these capabilities. If we are unable to establish such capabilities or enter into agreements with third parties to market and sell our future products, if approved, we may be unable to generate any revenues.

Given our stage of development as a company, we have no sales, distribution or marketing experience. To successfully commercialize any products that may result from our programs, we will need to develop sales and marketing capabilities in the United States, Europe and other regions, either on our own or with others. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of these product candidates. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

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

We may enter into partnership, collaboration and licensing arrangements with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If these third parties do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business. We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies. Our future product revenue may be lower than if we directly marketed or sold our product candidates, if approved. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any approved products, our future product revenue will suffer and we may incur significant additional losses.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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
•
more extensive experience in nonclinical testing, conducting clinical trials, obtaining regulatory approvals and in manufacturing, marketing and selling products;
•
product candidates that are based on previously tested or accepted technologies;
•
products that have been approved or are in late stages of development; and
•
collaborative arrangements in our target markets with leading companies and research institutions.

Accordingly, our competitors may be more successful than us in obtaining patent protection, regulatory exclusivities or FDA approval and commercialize products or achieve widespread market acceptance more rapidly than we do, which may impact future approvals or sales of our product candidates that receive regulatory approval. If the FDA approves the commercial sale of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receives regulatory approval but cannot compete effectively in the marketplace.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

The commercial success of any current or future product candidate, if approved, will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.

Even with the requisite approvals, the commercial success of our products will depend in part on acceptance by the medical community, patients and third party or governmental payors, of our products, as medically useful, cost-effective and safe. Furthermore, ethical, social and legal concerns about the application of AI to research and development of products could result in additional regulations restricting access to or otherwise limit demand for our products. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including: the potential efficacy and potential advantages over alternative treatments; the ability to offer our products, if approved, at competitive prices; the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling; the prevalence and severity of any side effects resulting from checkpoint inhibitors or other drugs or therapies with which our products are administered; relative convenience and ease of administration; any restrictions on the use of our products, if approved, together with other medications; the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies; the strength of marketing and distribution support and timing of market introduction of competitive products; publicity concerning our products or competing products and treatments; and sufficient third party insurance coverage or reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third party coverage or adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in nonclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third party payors on the benefits of the products may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors due to the complexity and uniqueness of our product candidates.

Even if we are successful in getting marketing approval for any product, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third party payors, including government payors such as the Medicare and Medicaid programs and entry into managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors do not provide adequate coverage and reimbursement levels for any of our products once approved, whether due to healthcare reform legislation or otherwise, market acceptance and commercial success would be reduced.

In addition, if any of our products are approved for marketing, we or a collaboration partner will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports for such product, and will need to continue to comply (or ensure that our third party providers comply) with current cGMP and GCPs for any clinical trials that we or a collaboration partner conduct post-approval. In addition, there is always the risk that we or a collaboration partner or regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any such failure to comply or other issues with our product candidates identified post-approval could have a material adverse impact on our business, financial condition and results of operations.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments may disrupt the global supply chain for biopharmaceutical products. For example, in July 2026, President Trump imposed new baseline tariffs generally ranging from 10% to 12.5%, and earlier imposed other tariffs on certain products from certain countries, in many cases equal to or exceeding 50%. President

Trump also has imposed special tariffs on pharmaceutical products that generally range from 10% to 100%, unless the importing company has received U.S. government approval for building U.S. manufacturing capacity and for certain pricing arrangements. While these tariffs generally apply only to FDA-approved pharmaceuticals, the importation of certain APIs and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale could be subject to these tariffs, which could increase the costs of materials for our clinical trials. Any direct tariffs, if imposed on relevant pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical contract manufacturing organizations, and a delay in our development timelines.

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

In addition to FDA and related regulatory requirements in the United States and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulations, which include the U.S. Foreign Corrupt Practices Act, U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act 2010 and similar laws in other countries outside of the United States. We are developing and implementing a corporate compliance program based on what we believe are current best practices in the biotechnology industry for companies similar to ours, but we cannot guarantee that we, our employees, our consultants or our third party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption. Moreover, our collaboration partners and third party contractors located outside the United States may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

The insurance coverage and reimbursement status of newly approved products, in a new category of medicines, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments such as the products that we hope to develop and sell. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment in any of our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. For example, GB-4362, for which an IND was cleared by the FDA in December 2025, is currently being considered as a potential supportive care treatment to ameliorate important and deleterious side effects of certain cancer treatments, and third party payors have been known to closely scrutinize the value proposition offered by supportive care treatments.

In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors. The Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, determines whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for our product candidates that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many biopharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

Outside the United States, certain countries, including a number of Member States, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the EU, with limited participation from the marketing authorization holders. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaboration partners. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaboration partners, our revenues from sales by us or our collaboration partners and the potential profitability of our products in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world but have been most drastic in the EU.

Additionally, the requirements governing product pricing vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed, while in others, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Moreover, increasing efforts by governmental and third party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates.

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

For example, the Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, among others. Beginning with initial price applicability year 2028, drugs payable under Medicare Part B are eligible for selection, and in 2026 CMS proposed regulations to codify the negotiation program for initial price applicability year 2029 and subsequent years.

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

The One Big Beautiful Bill Act also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

In May 2025, the U.S. President signed Executive Order 14297, titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” directing the Department of Health and Human Services to establish “most-favored-nation” (“MFN”) drug price targets benchmarked to the lowest price paid for a branded drug in any Organization for Economic Co-operation and Development member country with per-capita gross domestic product at least 60% of U.S. per-capita gross domestic product. Since the issuance of Executive Order 14297, the U.S. government has entered into voluntary agreements with 26 pharmaceutical manufacturers (as of August 31, 2026) under which participating manufacturers have agreed, among other things, to make MFN prices available to state Medicaid programs, launch certain new products at or near MFN prices, and sell directly to consumers through the TrumpRx.gov direct-to-consumer platform that launched in February 2026, generally in exchange for a three-year deferral of Section 232 pharmaceutical tariffs imposed on drug imports. In addition, in late 2025, CMS proposed two Medicare rebate models (GLOBE for Medicare Part B drugs and GUARD for Medicare Part D drugs) that would incorporate international price benchmarks into rebate calculation methodologies on a trial basis, and announced the GENEROUS model, under which participating manufacturers would offer MFN-aligned supplemental rebates to state Medicaid programs. CMS began implementing GENEROUS in 2026 and, in September 2026, finalized GLOBE as a mandatory model with a start date of January 1, 2027, and indicated that it intends to waive GLOBE participation for manufacturers that participate in GENEROUS. GUARD has not been finalized. The scope, duration, and enforceability of these MFN initiatives remain uncertain, as does the extent to which any future administration may expand, modify, or rescind them or seek legislative codification. If we receive marketing approval for any of our product candidates, we may face pressure through voluntary manufacturer agreements, administrative rulemaking, Section 232 tariff leverage, direct-to-consumer distribution platforms, or future legislative codification to offer our products at prices materially below those we might otherwise realize, which could adversely affect our revenues and the commercial prospects of our products.

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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and became applicable in January 2025, is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and provide the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit Member States to use common HTA tools, methodologies and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual Member States will continue to be responsible for assessing nonclinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement.

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

The estimates of market opportunity and forecasts of market growth included in documents that we file with the SEC may prove to be smaller than we believe, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all. Although we are initially focused on developing and commercializing GB-0895 for the treatment of severe asthma, we also plan to evaluate developing GB-0895 for the treatment of COPD, such evaluation to take into account expected clinical timelines, regulatory feedback, costs and the clinical data from our Phase 1b trial. In addition, an important area of focus of our research and product development activities is the development of treatments for severe rare genetic diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates and independent market research, industry and general publications obtained from third parties. Market opportunity estimates and growth forecasts included in this Quarterly Report and the other documents that we file with the SEC are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these indications. Additionally, the potentially addressable patient population may not ultimately be amenable to treatment with our product candidate if we cannot achieve our intended dosing interval. Our market opportunity may also be limited by current and future products of our competitors that are already available in the market or may enter the market for such patients. If any of our estimates prove to be inaccurate, the market opportunity for our product candidates could be significantly diminished and have an adverse material impact on our business.

The market opportunities of some of our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and for which the market opportunities may be small.

In some therapeutic areas, like oncology, the FDA often approves new therapies initially only for use by patients with relapsed or refractory advanced disease. For example, we are developing GB-5267 in collaboration with Roswell Park and dosed the first patient in a Phase 1 clinical trial in patients with relapsed or refractory platinum-resistant ovarian cancer. In the event GB-5267 proves to be sufficiently beneficial we would expect that approval could be sought in earlier lines of treatment and potentially as a first line therapy but there is no guarantee that GB-5267 or any other product candidates targeting relapsed or refractory diseases, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

If our product candidates are approved by the FDA, we will only promote or market them in a manner consistent with their approved labeling. We will train our marketing and sales force to comply with laws and regulations restricting the promotion of our product candidates for uses outside of the indications for use approved by the Regulatory Authorities, known as “off-label uses.” Physicians are permitted to prescribe medications for off-label conditions and indications not listed on these approved labels. Furthermore, the use of our product candidates for indications other than those approved by the FDA may not effectively treat such conditions. The FDA’s Office of Prescription Drug Promotion actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation. Similar requirements and considerations apply abroad. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, and false claims laws. If we are unable to comply, or have not fully complied with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations that will impact, among other things, our proposed sales, marketing, and educational programs. These laws include, but are not limited to, the federal Anti-Kickback Statute, federal civil and criminal false claims and civil monetary penalty laws, the federal criminal healthcare fraud provisions of the Health Insurance Portability and Accountability Act of 1996, the FDCA, federal transparency laws, including the federal Physician Payments Sunshine Act, federal government price reporting laws, federal consumer protection and unfair competition laws, and state and foreign analogues of the foregoing, each as described under “Business—Government Regulation” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 27, 2026. Many state analogues differ from one another in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of Member States, and separately the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, technical and medical personnel. We are highly dependent upon members of our management, as well as technology and scientific teams, many of whom have been instrumental for us and have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the development of The Generate Platform and our pipeline. Each of the members of our management team, and all of our employees, including key technical personnel, scientists and clinicians, are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. The loss of any of these persons’ services may adversely impact the achievement of our research, development, financing and commercialization objectives. We currently do not have “key person” insurance on any of our employees. Many of our key employees, including members of our leadership team, have been with us for several years, and have a significant amount of fully vested stock options or other long-term equity incentives which may become valuable and became publicly tradable by them when their lock-up agreements expired at the close of trading on August 25, 2026. We may not be able to retain these employees due to the competitive environment in the biotechnology industry, particularly in the greater Boston, Massachusetts region.

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

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel, including in AI, research, clinical operations, regulatory affairs, therapeutic area management and manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on favorable terms given the competition among numerous biotechnology companies and academic institutions for individuals with similar skill sets. In addition, adverse publicity, failure to succeed in nonclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse impact on our business, financial condition, results of operations and prospects.

Our information technology systems or our infrastructure may fail or experience security breaches and incidents that could adversely impact our business and operations and subject us to liability.

Our information technology systems and data are vulnerable to compromise or damage from cybersecurity attacks or accidents. We have experienced significant growth in the complexity of our data and the software tools that our hardware infrastructure supports. We rely significantly upon information technology systems and infrastructure owned and maintained by us or by third party providers to generate, collect, store and transmit confidential and proprietary information and data (including, but not limited to intellectual property, proprietary business information and personal information) and to operate our business. We also outsource elements of our operations to, and obtain products and services from, third parties and engage in collaborations for drug design with third parties, each of which has or could have access to our confidential or proprietary information. Our employees on occasion travel to countries which are at elevated risk of cyber-intrusion, data theft and expropriation.

We deploy and operate an array of technical and procedural controls to reduce the risks to our information technology (“IT”) systems, infrastructure and data and to work to maintain the availability, confidentiality and integrity of our data, and we expect to continue to incur significant costs on such detection and prevention efforts. While we continue to make investments to improve the protection of data and information technology, including in the hiring of qualified IT personnel, periodic cyber security awareness trainings, improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or security breaches. Despite these measures, our information technology and other internal infrastructure systems face the risk of failures, interruptions, security breaches and incidents or other harm from various causes or sources, and third parties with whom we share confidential or proprietary information face similar risks and may experience similar events that materially impact us. These causes or sources include but are not limited to the following:

•
service interruptions;
•
system malfunctions;
•
computer viruses and other malicious code;
•
natural disasters and force majeure events;

•
global political instability;
•
warfare;
•
cyber-intrusions by hostile nation-state actors;
•
telecommunication and electrical failures;
•
inadvertent or intentional actions by our employees or third party providers; and
•
cyber-attacks by malicious third parties, including the deployment of ransomware and malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

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

Likewise, as we rely on third parties such as CROs, contractors and consultants, including for the manufacture of our product candidates and for the conduct of our clinical trials, similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in or denials of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security compromise affecting us, our collaborators or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed, result in substantial costs and distract management. For more information, see “—We, our collaboration partners, and our service providers are subject to a variety of stringent and evolving privacy and data security laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. Any actual or perceived failure to comply with such obligations could expose us to significant fines or other penalties and otherwise harm our business and operations.”

Failures, disruptions, security breaches and incidents, cyber-attacks and other harmful events impacting data processed or maintained in our business, or information technology systems or infrastructure used in our business, including those resulting in a loss of or damage to our information technology systems or infrastructure, or the loss of or inappropriate acquisition, disclosure or other processing of confidential, proprietary or personal information, or the perception any of these has occurred, could expose us to a risk of loss, enforcement measures, regulatory agency investigations, proceedings and other actions, penalties, fines, indemnification allegations, litigation, potential civil or criminal liability, collaborators’ loss of confidence, damage to our reputation and other consequences, which could materially adversely affect our business and results of operations. While we maintain insurance coverage for certain expenses and liabilities related to failures or breaches of our information technology systems, it may not be adequate to cover all losses associated with such events. In addition, such insurance may not be available to us in the future on satisfactory terms or at all. Furthermore, if the information technology systems of third parties with whom we do business become subject to disruptions or security breaches or incidents, we may have insufficient recourse against them.

Interruptions in the availability of server systems or communications with internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely on third party data centers and telecommunications solutions, including cloud infrastructure services such as Amazon Web Services, to host substantial portions of The Generate Platform and to support our business operations. We have limited control over these cloud-based service or other third party providers, although we attempt to reduce risk by minimizing reliance on any single third party or its operations. We have experienced, and expect we may in the future again experience system interruptions, outages or delays due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. A prolonged service disruption affecting our cloud-based solutions could damage our reputation or otherwise materially harm our business.

Further, if the security measures of our third party data center or cloud infrastructure providers are breached by cyber-attacks or other means and unauthorized access to our information technology systems or data occurs, it could result in interruptions to our operations and the loss of proprietary or confidential information, which could damage our reputation, cause us to incur substantial costs, divert our resources from other tasks and subject us to significant legal and financial exposure and liabilities, any one of which could materially adversely affect our business, results of operations, and prospects. Such third party providers may also be subject to natural disasters, global political instability, warfare, power losses, telecommunications failures or other disruptive events that could negatively affect our business and require us to incur significant costs to secure alternate cloud-based solutions. In addition, any changes in our third party providers’ service levels or features that we utilize or the termination of our agreements could also adversely affect our business.

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

We and our current and future CDMOs are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations will involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also may produce hazardous waste products. We generally anticipate contracting with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters or other business interruptions such as cybersecurity attacks and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Our stock price is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including: the commencement, enrollment, completion or results of nonclinical and clinical trials of our product candidates or those of our competitors; the success of competitive products or technologies; commencement or termination of partnership, collaboration and licensing arrangements; regulatory or legal developments in the United States and other countries; developments or disputes concerning patent applications, issued patents or other proprietary rights; significant lawsuits, including patent or stockholder litigation; the recruitment or departure of key personnel; the level of expenses related to any of our product candidates or clinical development programs; the results of our efforts to discover, develop, acquire or in-license additional product candidates; actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts; variations in our financial results or those of companies that are perceived to be similar to us; changes in the structure of healthcare payment systems; market conditions in the biotechnology and high-tech sectors, including high interest rates and borrowing costs; general economic, industry and market conditions; and the numerous product candidates in our pipeline, the development of which could each generate news or significant adverse events that could impact financial results or recommendations by securities analysts.

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

•
the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
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

We believe the nature of our pipeline is not suitable to providing forward-looking guidance on the expected timing of individual product candidate milestones, particularly data readout timing. While as a general matter we intend to periodically report on the status of our development programs, including articulating anticipated next steps in the form of development plans or potential data readouts, we do not currently plan to provide forward-looking guidance on the timing of those next steps. In addition, we do not control the timing of disclosure of any such milestones related to certain of our product candidates that are managed by our collaboration partners, including Amgen. Novartis and Zealand. Any disclosure by our collaboration partners of data that is perceived as negative, whether or not such data is related to other data that we or others release, may have a material adverse impact on our stock price or overall valuation. Not providing forward-looking guidance on the expected timing of product candidate milestones may lead to speculation by investors, shareholders, analysts and other market participants and in the media as to the progress of our individual product candidates, or our product candidates as a whole, which may have a material adverse impact on our stock price or valuation.

Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2026, we had 129,021,869 shares of common stock outstanding. Holders of an aggregate 94,349,702 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We may seek additional capital through public or private equity or debt financings, government or other third party grants, asset sales, royalty financings, partnership, collaboration and licensing arrangements, or a combination of these approaches. To the extent that we raise additional capital through the sale of stock or convertible or exchangeable debt securities, warrants or other similar equity securities, our stockholders’ ownership interest could be diluted and the terms may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations and alliances and licensing arrangements with third parties or through asset sales, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

Provisions in our fourth amended and restated certificate of incorporation (the “amended and restated certificate of incorporation”) and amended and restated bylaws (the “amended and restated bylaws”) may significantly reduce the value of our shares to a potential acquiror or make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and may fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain other provisions that could have an anti-takeover effect, including:

•
only one of our three classes of directors is elected each year;
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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq, have imposed various requirements on public companies, including requirements to file annual, quarterly and event driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an EGC. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may not be able to produce reliable financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or comply with the Nasdaq listing requirements. In addition, we could make errors in our financial statements that could require us to restate our financial statements.

We are an EGC, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an EGC, as defined in the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the closing of our IPO; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include: not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”); not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy or consequent inability to produce accurate financial statements on a timely basis could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis could cause investors to lose confidence in the accuracy and completeness of our financial reports and could cause the market price of our common stock to decline significantly.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2025, we had U.S. federal NOL carryforwards of $331.8 million (which are not subject to expiration) and state NOL carryforwards of $287.6 million (which begin to expire in 2042). We also had U.S. federal research and development tax credit carryforwards of $24.9 million available to offset future U.S. federal income taxes, which expire at various times through 2040. As of December 31, 2025, we had state tax credit carryforwards of $13.4 million which expire at various times through 2040. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal NOLs may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least five percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. Our prior equity offerings and other changes in our stock ownership have resulted in such ownership changes in the past and as of December 31,

2025, we recorded a $207.8 million valuation allowance against deferred tax assets to reflect tax assets which may not be fully realized as a result of such ownership changes. We do not believe that ownership changes as defined by Sections 382 and 383 of the Code have occurred as a result of our IPO. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store or otherwise process personal data, including information we may collect about participants in our clinical trials. Our data processing activities subject us to numerous, evolving privacy and data security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to privacy and data security.

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

In the United States, numerous federal, state and local laws and regulations, including federal health information privacy laws, state information security and data breach notification laws, federal consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), state consumer protection and privacy laws and other similar laws (e.g., wiretapping and communications interception laws) govern the processing of health-related and other personal data. At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While existing state comprehensive privacy laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

Outside the United States, an increasing number of laws, regulations and industry standards may govern privacy, data security and the transfer of personal data between jurisdictions. For example, the EU's General Data Protection Regulation (“EU GDPR”) and the UK’s General Data Protection Regulation (“UK GDPR” and, together with the EU GDPR, “GDPR”) impose strict requirements for processing personal data including relating to processing of sensitive data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, where required, obtaining consent of individuals, disclosures about how personal data is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, maintaining records of processing activities and documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third party processors. Under GDPR, companies may face temporary or definitive bans on data processing and other corrective activities, fines of up to €20 million (£17.5 million GBP) or 4% of annual global revenues, whichever is greater, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Non-compliance could also result in a material adverse effect on our business, financial position and results of operations.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework (“Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States (or other countries), or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Additionally in the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within the scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant Member State. Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EEA is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

Obligations related to privacy and data security are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf.

We may at times fail in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely, including CROs supporting our clinical trials, clinical trial sites with whom we have contracted and other third parties supporting our clinical trials, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy and data security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims), and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or executive officers adopted or terminated a 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter covered by this report.

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

Generate Biomedicines, Inc.

Date: November 12, 2026	By:	/s/ Michael Nally
Michael Nally, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jason Silvers
Jason Silvers, M.D., J.D.
President and Chief Financial Officer (Principal Financial and Accounting Officer)